Form 10-Q
period 2000-03-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2000-06-06
CIK 1111853

===============================================================================





                       Securities and Exchange Commission

                             Washington, D.C. 20549



                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2000


                        Commission file number 000-30571



                        ARDEN REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



            Maryland                                      95-4599813
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                            11601 Wilshire Boulevard,
                                    4th Floor
                       Los Angeles, California 90025-1740
              (Address and zip code of principal executive offices)



Registrant's telephone number, including area code: (310) 966-2600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

(1)      Yes    X      No
              -----       -----.
(2)      Yes           No   X
              -----       -----.

As of May 31, 2000 there were 65,466,794 shares of the registrant's common operating partnership units issued and outstanding.


 ===============================================================================


                        ARDEN REALTY LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------

PART I.           FINANCIAL INFORMATION

                  Item 1.   Financial Statements
                           Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
                               December 31, 1999..................................................................3

                           Consolidated Statements of Income for the three months ended
                              March 31, 2000 and 1999 (Unaudited).................................................4

                           Consolidated Statements of Cash Flows for the three months ended
                              March 31, 2000 and 1999 (Unaudited).................................................5

                           Notes to Consolidated Financial Statements.............................................6

                  Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.................................................9

                  Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................18



PART II.          OTHER INFORMATION..............................................................................19

                  SIGNATURES.....................................................................................20





Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------


                        Arden Realty Limited Partnership
                           Consolidated Balance Sheets
                        (in thousands, except unit data)

                                                                                     March 31,          December 31,
                                                                                       2000                1999
                                                                                 ----------------      ------------
                                                                                    (unaudited)
ASSETS
Commercial properties:
   Land....................................................................        $   467,157          $   467,157
   Buildings and improvements..............................................           1,846,183           1,833,052
   Tenant improvements and leasing costs...................................            175,253              153,161
                                                                                   -----------          -----------
                                                                                      2,488,593           2,453,370
   Less:  accumulated depreciation.........................................           (176,545)            (158,590)
                                                                                   -----------          -----------
                                                                                      2,312,048           2,294,780
   Properties under development............................................            210,514              183,349
                                                                                   -----------          -----------
     Net investment in real estate.........................................           2,522,562           2,478,129

Cash and cash equivalents..................................................              2,501                7,056
Restricted cash............................................................             18,685               18,513
Rent and other receivables, net of allowance...............................             11,486               11,785
Due from general partner...................................................              2,595                2,446
Mortgage notes receivable, net of discount.................................             13,783               13,847
Deferred rent..............................................................             25,330               23,932
Prepaid financing costs, expenses and other assets, net of amortization....             20,313               17,196
                                                                                   -----------          -----------
     Total assets..........................................................        $ 2,617,255          $ 2,572,904
                                                                                   ===========          ===========

LIABILITIES
Mortgage loans payable.....................................................            621,171              740,806
Unsecured lines of credit..................................................            212,850              288,850
Unsecured senior notes, net of discount....................................            249,079                   --
Accounts payable and accrued expenses......................................             28,181               34,482
Security deposits..........................................................             18,074               16,073
                                                                                 -------------          -----------
     Total liabilities.....................................................          1,129,355            1,080,211

Minority interests.........................................................              2,980                2,953

PARTNER'S CAPITAL
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units                                  50,000
   outstanding at March 31, 2000 and December 31, 1999.....................             50,000
General  and  limited  partners,  65,467,000  and  65,509,000  common  operating partnership units outstanding at March 31, 2000 and December 31, 1999,
    respectively...........................................................           1,436,240           1,441,907
Receivable from general partner for common operating partnership units.....             (1,320)              (2,167)
                                                                                   -----------          -----------
     Total partners' capital...............................................          1,484,920            1,489,740
                                                                                   -----------          -----------
     Total liabilities and partners' capital...............................        $ 2,617,255          $ 2,572,904
                                                                                   ===========          ===========

          See accompanying notes to consolidated financial statements.



                        Arden Realty Limited Partnership
                        Consolidated Statements of Income
                      (in thousands, except per unit data)
                                   (unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                         ------------------------
                                                                                             2000            1999
                                                                                         ----------     ---------

Revenue............................................................................       $  89,678       $ 79,336
Property operating expenses........................................................          25,347         23,510
                                                                                          ---------       --------
                                                                                             64,331         55,826

General and administrative expenses................................................           1,669          1,291
Interest expense...................................................................          17,852         13,183
Depreciation and amortization......................................................          20,147         16,215
Interest and other income..........................................................            (855)          (670)
                                                                                          ---------       --------
Income before minority interest....................................................          25,518         25,807
Minority interests.................................................................             (30)           (54)
                                                                                          ---------       --------
Net income.........................................................................       $  25,488       $ 25,753
                                                                                          =========       ========

Net income allocated to:
     Preferred units...............................................................       $   1,078       $     --
                                                                                          =========       ========
     Common units..................................................................       $  24,410       $ 25,753
                                                                                          =========       ========

Net income per common operating partnership unit:
     Basic.........................................................................       $    0.37     $     0.39
                                                                                          =========     ==========
     Diluted.......................................................................       $    0.37     $     0.39
                                                                                          =========     ==========

Weighted average common operating partnership units outstanding:
     Basic.........................................................................          65,490        65,509
                                                                                          =========     =========
     Diluted.......................................................................          65,564        65,602
                                                                                          =========     =========

           See accompanying notes to consolidated financial statements.



                        Arden Realty Limited Partnership
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         --------------------------------

                                                                                               2000             1999
                                                                                         ---------------   --------------
OPERATING ACTIVITIES:
  Net income........................................................................      $   25,488        $   25,753
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests..............................................................              30                54
    Depreciation and amortization...................................................          20,147            16,215
    Amortization of loan costs......................................................             884               568
    Changes in operating assets and liabilities:
       Rent and other receivables...................................................             363             1,801
       Due from general partner.....................................................            (149)             (176)
       Deferred rent................................................................          (1,398)           (1,609)
       Prepaid financing costs, expenses and other assets...........................          (4,001)           (6,091)
       Accounts payable and accrued expenses........................................           2,124             5,730
       Security deposits............................................................           2,001               178
                                                                                         -----------        ----------
  Net cash provided by operating activities.........................................          45,489            42,423
                                                                                         -----------        ----------
INVESTING ACTIVITIES:
  Acquisitions and improvements to investment in real estate........................         (73,082)          (44,614)
                                                                                         -----------        ----------
FINANCING ACTIVITIES:
  Proceeds from mortgage loans......................................................          31,500            30,002
  Repayments of mortgage loans......................................................        (151,135)             (170)
  Proceeds from unsecured lines of credit...........................................          21,000            12,200
  Repayments of unsecured lines of credit...........................................         (97,000)          (12,200)
  Proceeds from unsecured senior notes, net of discount.............................         249,079                --
  Distributions to preferred operating partnership unit holders.....................          (1,078)               --
  Distributions and redemption paid to common operating partnership unit holders....         (29,153)          (27,514)
  Increase in restricted cash.......................................................            (172)           (2,776)
  Distributions to minority interests...............................................              (3)              (28)
                                                                                         -----------        ----------
  Net cash provided by (used in) financing activities...............................          23,038              (486)
                                                                                         -----------      ------------
  Net decrease in cash and cash equivalents.........................................          (4,555)           (2,677)
  Cash and cash equivalents at beginning of period..................................           7,056             4,578
                                                                                         -----------        ----------
  Cash and cash equivalents at end of period........................................      $    2,501        $    1,901
                                                                                          ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, net of amount capitalized...............      $   19,227        $   15,102
                                                                                          ==========        ==========

                See accompanying notes to consolidated financial statements.

                        Arden Realty Limited Partnership
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


1.    DESCRIPTION OF BUSINESS

         The terms "Operating Partnership", "us", "we" and "our" as used in this report refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc., or Arden Realty Limited Partnership.

         We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of March 31, 2000 and December 31, 1999, owned 96.7% of our common partnership units, or common OP Units. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

         Arden Realty conducts substantially all of its operations through us and our subsidiaries. As of March 31, 2000, we directly or indirectly owned a portfolio of 142 primarily offices properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 square feet under development.

         Arden Realty's interest in us entitles it to share in cash distributions from, and in our profits and losses in proportion to its percentage ownership. Specific individuals and entities own our remaining common OP Units, including Messrs. Ziman and Coleman, our Chairman and Chief Executive Officer and our President and Chief Operating Officer, respectively, together with other entities and persons who were issued common OP Units in connection with our acquisition of specific properties previously owned by those entities and persons. Holders of common OP Units are entitled to cause us to redeem their common OP Units for cash. Arden Realty, however, may, instead of paying cash, elect to exchange those common OP Units for shares of its common stock on a one-for-one basis, subject to specific limitations. With each redemption or exchange of common OP Units, Arden Realty's percentage interest in us will increase.

         As our sole general partner, Arden Realty generally has the exclusive power under our partnership agreement to manage us and conduct our business, subject to limited exceptions. Arden Realty's board of directors manages our affairs. We cannot be terminated until the year 2096 without the approval of a majority of our partners or in connection with the sale of all or substantially all of our assets, a business combination, a judicial decree or the redemption of all the OP Units held by our limited partners.

         The  accompanying   consolidated   financial   statements  include  our
accounts,   and  the  accounts  of  our  other  subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

2.    INTERIM FINANCIAL DATA

         The accompanying consolidated financial statements should be read in conjunction with our 1999 financial statements and related notes thereto included in our registration statement on Form S-4 as filed with the Securities and Exchange Commission on April 21, 2000. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         Certain prior period amounts have been reclassified to conform with the current period presentation.

3.    MORTGAGE LOANS  PAYABLE,  UNSECURED  LINES OF CREDIT AND UNSECURED  SENIOR
      NOTES

         A summary of our outstanding indebtedness as of March 31, 2000 and December 31, 1999 is as follows:

                                                               Stated Annual
                                 March 31,                   Interest Rate at                         Number of      Maturity
                                   2000       December 31,    March 31, 2000    Fixed/Floating        Properties      Month/
Type of Debt                    (unaudited)       1999          (unaudited)         Rate             Securing Loan     Year
------------                    -----------   -------------  -----------------  -------------       -------------     ------
                                        (in thousands)
MORTGAGE LOANS PAYABLE:
Fixed Rate
----------
Mortgage Financing I(1)....    $   175,000    $   175,000           7.52%       Fixed                      18           6/04
Mortgage Financing III(2)..        136,100        136,100           6.74        Fixed                      22           4/08
Mortgage Financing IV(2)...        111,200        111,200           6.61        Fixed                      12           4/08
Mortgage Financing V(3)....        113,566        114,016           6.94        Fixed                      12           4/09
Mortgage Financing VI(3)...         22,392         22,426           7.54        Fixed                       3           4/09
Westwood Center(3).........         14,778         14,859           8.09        Fixed                       1           5/03
Activity Business  Center(3)         7,981          8,003           8.85        Fixed                       1           5/06
299 North Euclid(1)........             --          5,000           7.00        Fixed                       1           7/02
145 South Fairfax(3).......          4,042          4,050           8.93        Fixed                       1           1/27
Marin Corporate Center(3)..          3,137          3,168           9.00        Fixed                       1           7/15
Conejo Business Center(3)..          3,083          3,114           8.75        Fixed                 (Note 4)          7/15
Conejo Business Center(3)..          1,343          1,358           7.88        Fixed                 (Note 4)          7/15
                               -----------    -----------
                                   592,622        598,294
Floating Rate
-------------
Lehman Prepayable Term Loan
   II and III(1)...........             --        120,475             --        LIBOR + 2.25%               9          11/00
Construction Loan(6).......         28,549         22,037           8.13        LIBOR + 2.0%          (Note 5)         12/00
                               -----------    -----------
                                   621,171        740,806
UNSECURED LINES OF CREDIT:
Floating Rate
-------------
Wells Fargo(1).............        212,850        280,850           7.38        LIBOR + 1.3%               --           6/00
City National Bank(1)......             --          8,000             --        Prime Rate - 0.875%        --           8/00
                               -----------    -----------
                                   212,850        288,850
UNSECURED SENIOR NOTES:
Fixed Rate
----------
2005 Notes(7)..............        199,488             --           8.88        Fixed                      --           3/05
2010 Notes(7)..............         49,591             --           9.15        Fixed                      --           3/10
                               -----------    -----------
                                   249,079             --
                               -----------    -----------

   Total Debt..............    $ 1,083,100    $ 1,029,656
                               ===========    ===========

----------

(1) Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2) Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3)   Requires monthly payments of principal and interest.

(4)   Both mortgage loans are secured by the Conejo Business Center property.

(5) This loan is secured by certain property and construction improvements relating to the 6060 Center Drive office building in the Howard Hughes Center.

(6) All interest and principal due upon maturity. This loan matures in December 2000 with two one-year extension options.

(7) Requires semi-annual interest payments only, with principal balance due upon maturity.

         On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25 million, resulting in a combined outstanding balance of $145.5 million for both loans.

         On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. On April 21, 2000, we filed a registration statement with the Securities and Exchange Commission enabling the holders of the notes to exchange the privately placed notes for publicly traded notes.

         That registration statement became effective on May 10, 2000 and the holders of the privately placed notes will have until June 5, 2000 to exchange such notes for our registered notes.

         On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from 0.20% to 0.40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in May 2003 with an option to extend the maturity date for one year.

4.    PARTNERS' CAPITAL

         In January 2000, we made distributions of $0.445 per common operating partnership unit.

5.    REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

         Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                                                         Three Months Ended March 31,
                                                                      -------------------------------
                                                                         2000                 1999
                                                                      ----------           ----------
                                                                                (unaudited)
Revenue from Rental Operations:
   Rental.................................................            $  77,513             $ 69,510
   Tenant reimbursements..................................                3,592                3,467
   Parking, net of expenses ..............................                3,972                3,182
   Other rental operations................................                4,601                3,177
                                                                      ----------           ----------
                                                                         89,678               79,336
                                                                      ----------           ----------
Property Operating Expenses:
   Repairs and maintenance................................                8,402                7,670
   Utilities..............................................                6,110                6,341
   Real estate taxes......................................                6,264                5,747
   Insurance..............................................                1,041                  982
   Ground rent............................................                  198                  181
   Marketing and other....................................                3,332                2,589
                                                                      ----------           ----------
                                                                         25,347               23,510
                                                                      ----------           ----------
                                                                      $  64,331             $ 55,826
                                                                      ==========           ==========



6.    RELATED PARTY TRANSACTIONS

         Andrew Sobel resigned as Executive Vice President and Director of Property Operations of Arden Realty effective February 18, 2000. At the time of his termination, Mr. Sobel surrendered 42,553 shares of Arden Realty common stock underlying a promissory note in the amount of $1.0 million payable to Arden Realty and executed a new promissory note in the amount of $223,887, representing the difference between the value of the common stock surrendered and the unpaid principal and interest on his original promissory note. The new promissory note bears interest at 6.56%, with all accrued interest and principal due on February 18, 2002. In addition, effective with his termination, Mr. Sobel entered into a consulting and non-competition agreement with Arden Realty for a term of two years. Under this agreement, Mr. Sobel will receive compensation of $6,000 per month, which will be applied against the unpaid interest and principal on the new promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------   -----------------------------------------------------------------------

Overview

         THE FOLLOWING DISCUSSION RELATES TO OUR CONSOLIDATED FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE 1999 FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-4. IN THIS FORM 10-Q, THE TERMS "US," "WE," AND "OUR" REFERS TO ARDEN REALTY LIMITED PARTNERSHIP AND OUR AFFILIATED ENTITIES AS A CONSOLIDATED GROUP AND THE TERM "ARDEN REALTY" REFERS TO ARDEN REALTY, INC.

         We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, Inc., a real estate investment trust, or REIT, is our sole general partner and, as of March 31, 2000, owned 96.7% of our common operating partnership units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. We are managed by 11 senior executive officers who have an average of 16 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 300 employees.

         We are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned, as of March 31, 2000. Since our formation in 1996, we have acquired 118 properties containing approximately
14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of March 31, 2000, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of March 31, 2000, our properties were approximately 95.4% leased, excluding three existing properties under renovation.

         Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, maximize income from ancillary operations and services and to reduce operating expenses. When market conditions permit, we may also develop or acquire new properties in submarkets where we can use our local market expertise and extensive real estate experience.

RESULTS OF OPERATIONS

         Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, financial data from period to period will be affected by the timing of significant property renovations, development and acquisitions.

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS
ENDED  MARCH  31,  1999  (IN   THOUSANDS,   EXCEPT  NUMBER  OF  PROPERTIES   AND
PERCENTAGES):

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------            Dollar            Percent
                                                       2000             1999               Change            Change
                                                   ----------        ----------            -------           --------
                                                            (unaudited)
REVENUE
  Revenue from rental operations:
    Rental.................................      $    77,513       $    69,510          $    8,003              12%
    Tenant reimbursements..................            3,592             3,467                 125               4%
    Parking, net of expenses...............            3,972             3,182                 790              25%
    Other rental operations................            4,601             3,177               1,424              45%
                                                 -----------       -----------          ----------            -----
                                                      89,678            79,336              10,342              13%
  Interest and other income................              855               670                 185              28%
                                                 -----------       -----------          ----------            -----
    Total revenue..........................      $    90,533       $    80,006          $   10,527              13%
                                                 ===========       ===========          ==========            =====

EXPENSES
  Property operating expenses:
    Repairs and maintenance................      $     8,402       $     7,670          $      732              10%
    Utilities..............................            6,110             6,341                (231)             (4%)
    Real estate taxes......................            6,264             5,747                 517               9%
    Insurance..............................            1,041               982                  59               6%
    Ground rent............................              198               181                  17               9%
    Marketing and other....................            3,332             2,589                 743              29%
                                                 -----------       -----------          ----------            -----
       Total property operating expenses...           25,347            23,510               1,837               8%
  General and administrative...............            1,669             1,280                 389              30%
  Interest.................................           17,852            13,183               4,669              35%
  Depreciation and amortization............           20,147            16,215               3,932              24%
                                                 -----------       -----------          ----------            -----
    Total expenses.........................      $    65,015       $    54,188          $   10,827              20%
                                                 ===========       ===========          ==========            =====

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period...................               --                 1
  Owned at end of period...................              142               139

NET RENTABLE SQUARE FEET:
  Acquired during period...................               --                60
  Owned at end of period...................           18,492            18,028


         The increase in revenue from rental operations and property operating expenses for the three months ended March 31, 2000 as compared to the same period in 1999 was primarily due to the four properties we acquired after January 1, 1999.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the nine properties we acquired or placed in renovation after January 1, 1999 and for the 133 stabilized properties we owned for all of the three month periods ended March 31, 2000 and 1999 (in thousands, except number of properties).



                                                                                                 Stabilized Properties Owned
                                                                       Properties Acquired or          for all of the
                                                                        Placed in Renovation         Three Months Ended
                                                    Total Variance      after January 1, 1999     March 31, 1999 and 2000 (1)
                                                    --------------     -----------------------   ----------------------------

REVENUE FROM RENTAL OPERATIONS:
   Rental.......................................        $  8,003             $   4,143                 $  3,860
   Tenant reimbursements........................             125                   314                     (189)
   Parking, net of operations...................             790                   321                      469
   Other rental operations......................           1,424                   485                      939
                                                        --------             ---------                 --------
                                                        $ 10,342             $   5,263                 $  5,079
                                                        ========             =========                 ========

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance......................        $    732             $     519                 $    213
   Utilities....................................            (231)                  407                     (638)
   Real estate taxes............................             517                   383                      134
   Insurance....................................              59                    54                        5
   Ground rent..................................              17                     -                       17
   Marketing and other..........................             743                   157                      586
                                                        --------             ---------                 --------
                                                        $  1,837             $   1,520                 $    317
                                                        ========             =========                 ========

OTHER DATA:
   Number of properties.........................                                     9                      133
   Net rentable square feet.....................                                 1,592                   16,900


----------

(1)   See the Same Properties analysis below.

         Interest and other income increased by approximately $185,000 or 28% during the three months ended March 31, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after March 31, 1999.

         General and administrative expenses as a percentage of total revenues were approximately 1.8% of total revenues during the three months ended March 31, 2000, which were consistent with general and administrative expenses of 1.6% of total revenues during the same period in 1999.

         Interest expense increased approximately $4.7 million or 35% during the three months ended March 31, 2000, as compared to the same period in 1999. This increase was due to higher outstanding debt balances in 2000, primarily used to fund property acquisitions, capital expenditures and tenant improvements, as well as higher effective interest rates in 2000.

         Depreciation and amortization expense increased by approximately $3.9 million, or 24%, during the three months ended March 31, 2000, primarily due to depreciation related to properties acquired and for capital expenditures and tenant improvements placed in service since April 1, 1999.

Same Properties

         Following is a comparison of property operating data computed under generally accepted accounting principles, "GAAP Basis," and excluding the straight-line rent adjustment "Cash Basis," for the 133 stabilized properties we owned for the entire three month periods ended March 31, 2000 and 1999 (in thousands, except number of properties and percentages):

                                                         Three Months Ended
                                                              March 31,
                                                    -------------------------------
                                                                                          Dollar           Percent
                                                        2000              1999            Change           Change
                                                    -------------     -------------    -------------     ------------
                                                              (Unaudited)
GAAP BASIS:
Revenue from rental operations.................     $  83,066          $  77,987        $  5,079              6.5%
Property operating expenses....................        23,433             23,116             317              1.3%
                                                    ---------          ---------       ---------         ---------
       Net.....................................     $  59,633          $  54,871        $  4,762              8.7%
                                                    =========          =========        ========         =========

CASH BASIS (1):

Revenue from rental operations.................     $  81,892          $  76,376        $  5,516              7.2%
Property operating expenses....................        23,433             23,116             317              1.3%
                                                    ---------          ---------       ---------         ---------
       Net.....................................     $  58,459          $  53,260        $  5,199              9.8%
                                                    =========          =========        ========         =========

Number of stabilized properties................           133                133
Average occupancy..............................         93.9%              91.0%
Net rentable square feet.......................        16,900             16,900
Percentage of total portfolio..................         91.4%              96.2%


----------

(1)   Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $5.1 million, or 6.5%, during the three months ended March 31, 2000, compared to the same period in 1999, primarily due to a 2.9% increase in average occupancy and increases in average rental rates. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher parking income and miscellaneous tenant charges. Miscellaneous tenant charges include revenue from after-hour utility billings, signage, satellite income and lease termination settlements. Lease termination settlements totaled approximately $2.5 million in 2000 compared to $2.6 million in 1999 for these properties.

         Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the three months ended March 31, 2000, computed on a Cash Basis, increased by approximately $5.5 million or 7.2%.

         Property operating expenses for these properties increased by approximately $300,000, or 1.3%, during the three months ended March 31, 2000, compared to the same period in 1999, primarily due to higher repair and maintenance, real estate taxes, and marketing and other expenses in 2000, partially offset by lower utilities expense. Increases in certain repair and maintenance expense items were primarily due to the approximate 2.9% increase in average occupancy for these properties in 2000. Due to our continued focus on raising our portfolio-wide occupancy, certain marketing and tenant retention related expenses were also higher in 2000. These increases in property operating expenses in 2000 were partially offset by an approximate $638,000 decrease in utility expense in 2000 as a result of energy savings achieved from energy enhancing capital improvements completed during 1999.


Liquidity and Capital Resources

Cash Flows

         Cash provided by operating activities increased by approximately $3.1 million to $45.5 million for the three months ended March 31, 2000, as compared to $42.4 million for the same period in 1999, primarily due to the operating results of the four properties acquired since January 1, 1999 as well as the increases in occupancy and rates throughout our portfolio.

         Cash used in investing activities increased by approximately $28.5 million, to approximately $73.1 million for the three months ended March 31, 2000 compared to approximately $44.6 million for the same period in 1999, primarily due to our increased development and renovation activity and tenant improvements build out in 2000.

         Cash provided by financing activities increased by approximately $23.5 million to $23.0 million for the three months ended March 31, 2000, as compared to an outflow of $0.5 million for the same period in 1999. Cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of net proceeds from our offering of unsecured senior notes partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to stockholders and minority interests.

Available Borrowings, Cash Balance and Capital Resources

         We have an unsecured line of credit with a total commitment of $10 million from City National Bank (the "City National Bank Credit Facility"). The City National Bank Credit Facility accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2000. Proceeds from the City National Bank Credit Facility will be used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 2000, there was no outstanding balance on the City National Bank Credit Facility and $10 million was available for additional borrowing.

         On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25 million, resulting in a combined outstanding balance of $145.5 million for both loans. The total outstanding balance on these loans was repaid on March 17, 2000 with the proceeds from the issuance of $250 million in senior unsecured notes described below.

         On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay the two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit.

         On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in May 2003 with an option to extend the maturity date for one year.

         Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2000 (in thousands):


         Year                                                              Amount
         ----                                                              ------

       2000.......................................................        $   30,664(1)
       2001.......................................................             3,004
       2002.......................................................             3,236
       2003.......................................................           232,307
       2004.......................................................           182,445
       2005.......................................................           207,472
       2006.......................................................            15,344
       2007.......................................................             8,936
       2008.......................................................           230,429
       2009.......................................................           112,104
       Thereafter.................................................            57,159
                                                                          ----------

         Total....................................................        $1,083,100
                                                                          ==========

----------

(1)   Reflects extension of our Wells Fargo line of credit to May 2003.

         Following is certain other information related to our indebtedness as of March 31, 2000 (in thousands, except percentage data):

         Unsecured and Secured Debt Analysis:
         ------------------------------------

                                                                                       Weighted
                                                                                        Average
                                                   Balance           Percent        Interest Rate(1)
                                                ---------------  ----------------  ----------------

         Unsecured Debt......................    $   461,929             43%            8.47%
         Secured Debt........................        621,171             57%            7.47%
                                                 -----------          ------            -----
         Total Debt..........................    $ 1,083,100            100%            7.90%
                                                 ===========          ======            =====

         Floating and Fixed Rate Debt Analysis:
         --------------------------------------


                                                                                       Weighted
                                                                                        Average
                                                   Balance           Percent        Interest Rate(1)
                                                ---------------  ----------------  ----------------

         Floating Rate Debt..................    $   241,399             22%            7.99%
         Fixed Rate Debt.....................        841,701             78%            7.87%
                                                 -----------          ------            -----
         Total Debt..........................    $ 1,083,100            100%            7.90%
                                                 ===========          ======            =====
----------

(1)   Includes amortization of prepaid financing costs.


         Total interest incurred and the amount capitalized was as follows (in thousands):

                                               For the Three Months Ended March 31,
                                               ------------------------------------
                                                       2000             1999
                                                     --------         ------

         Total interest incurred...............      $20,693          $ 15,487
         Amount capitalized....................       (2,841)           (2,304)
                                                     -------          --------
         Amount expensed.......................      $17,852          $ 13,183
                                                     =======          ========

         As of March 31, 2000, we had $21.2 million in cash and cash equivalents, including $18.7 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in restricted cash was $4.9 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

         As of March 31, 2000, we had $97.1 million available under our lines of credit.

         We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable Arden Realty to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

         We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, renovation costs, property acquisitions and other non-recurring capital expenditures through the refinancing of existing indebtedness and/or the issuance of long-term debt and equity securities.

FUNDS FROM OPERATIONS

         The following table reflects the calculation of our funds from operations for the three month periods ended March 31, 2000 and 1999 (in thousands):


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2000               1999
                                                                    ---------          -------
        Funds From Operations(1):                                            (Unaudited)
          Net income..........................................      $ 25,488           $ 25,753
          Depreciation and amortization of real estate assets.        20,147             16,215
          Distributions on Preferred Operating Partnership Units      (1,078)                 -
                                                                    --------           --------
             Funds From Operations............................      $ 44,557           $ 41,968
                                                                    ========           ========

----------

(1) We consider funds from operations, as defined by The National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

      The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding gains or losses, from extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other real estate companies and, accordingly, our funds from operations may not be comparable to those companies' funds from operations.


PORTFOLIO AND LEASE INFORMATION

         The following tables set forth certain information regarding our properties as of March 31, 2000.


                                PORTFOLIO SUMMARY

                                                                                                       Property Operating
                                                                                                       Income for the Three
                                                                                                            Months Ended
                                                              Approximate Net Rentable Square Feet         March 31, 2000
      Location                 Number of Properties                        (in thousands)                  (in thousands)
--------------------- --------------------------------------- ------------------------------------------ -------------------

                               Industrial           % of                Industrial             % of                 % of
                      Office   and Retail   Total    Total     Office   and Retail    Total     Total      Total     Total
                      ------   ----------   -----    -----     ------   ----------    -----     -----      -----     -----


Los Angeles County
  West..............     28         1         29       20%      4,684        37        4,721      26%     $ 23,432     36%
  North.............     31         -         31       22%      2,767         -        2,767      15%        9,664     15%
  South                  16         -         16       12%      2,202         -        2,202      12%        6,236     10%
  Central                 3         -          3        2%        609         -          609       3%        1,799      3%
                      -------- ----------- -------- --------- --------- ----------- ---------- --------- ---------- --------

    Subtotal........     78         1         79       56%     10,262        37       10,299      56%       41,131     64%

Orange County.......     21         -         21       15%      3,317         -        3,317      18%       10,675     17%
San Diego County....     21         -         21       15%      2,487         -        2,487      13%        7,881     12%
Ventura County......      4         -          4        3%        562         -          562       3%        1,679      3%
Riverside/San             8                   12        8%                                                   1,897
  Bernardino                        4                             554       415          969       6%                   3%
Counties............
Kern County.........      2        -           2        1%        216   -                216       1%          778      1%
                      -------- ----------- -------- --------- --------- ----------- ---------- --------- ---------- --------

  Subtotal..........    134         5        139       98%     17,398       452       17,850      97%       64,041    100%

Renovation
Properties..........      3        -           3        2%        642         -          642       3%          290      0%
                      -------- ----------- -------- --------- --------- ----------- ---------- --------- ---------- --------

  Total.............    137         5        142(1)   100%     18,040       452       18,492(1)  100%     $ 64,331    100%
                      ======== =========== ======== ========= ========= =========== ========== ========= ========== ========


----------

(1)   Including  three  properties   currently  under  development,   our  total
      portfolio consists of 145 properties and approximately 19.2 million net rentable square feet.




                           PORTFOLIO OCCUPANCY SUMMARY

                                     Percent Occupied               Percent Leased                  Annualized Base Rent
          Location                  at March 31, 2000             at March 31, 2000              Per Leased Square Foot (1)
------------------------------  ---------------------------  ----------------------------  ---------------------------------------

                                                                                                                         Full
                                         Industrial                   Industrial                    Industrial          Service
                                            and                          and                           and               Gross
                                Office     Retail   Total     Office    Retail    Total    Office     Retail    Total   Leases(2)
                                ------   --------   -----     ------    ------    -----    ------   ---------   -----  ---------

Los Angeles County:
  West......................     93.8%     100.0%    93.9%     95.0%   100.0%      95.0%   $ 22.26    $24.60   $ 22.28    $ 22.26
  North.....................     94.7%       -       94.7%     95.4%      -        95.4%     19.87      -        19.87      21.40
  South.....................     93.9%       -       93.9%     95.7%      -        95.7%     17.63      -        17.63      19.23
  Central...................     85.7%       -       85.7%     94.8%      -        94.8%     19.74      -        19.74      19.74
Orange County...............     95.3%       -       95.3%     96.3%      -        96.3%     16.38      -        16.38      19.15
San Diego County............     97.5%       -       97.5%     98.0%      -        98.0%     15.89      -        15.89      18.74
Ventura County..............     98.3%       -       98.3%     98.3%      -        98.3%     17.26      -        17.26      17.26
Riverside/San
  Bernardino Counties.......     79.8%     94.8%     86.2%     79.8%    96.2%      86.8%     14.48      8.56     11.67      17.31

Kern County.................     88.7%       -       88.7%     88.7%      -        88.7%     21.28      -        21.28       -
                                ------   --------   -----     ------    ------    -----    ------   ---------   -----  ---------

   SUBTOTAL/ WEIGHTED AVG...     94.1%     95.2%     94.2%     95.3%    96.5%      95.4%     18.75      9.92     18.52      20.47


Renovation Properties.......     27.3%       -       27.3%     64.9%      -        64.9%     30.01      -        30.01      30.01
                                ------   --------   -----     ------    ------    -----    ------   ---------   -----  ---------

   TOTAL/ WEIGHTED AVG......     91.7%     95.2%     91.8%     94.3%    96.5%      94.3%   $ 19.02    $ 9.92   $ 18.80    $ 20.78
                                ======   ========   =====     ======    ======    =====    ======   =========   =====  =========

----------

(1) Based on monthly contractual base rent under existing leases as of March 31, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 48 properties and 4,722,281 net rentable square feet under triple net and modified gross leases.



                                LEASE EXPIRATIONS

                              As of March 31, 2000


                                        Square Footage         Percentage of                                      Estimated Market
                        Number of         of Expiring            Aggregate           Annualized Base Rent             Rent of
  Year of Lease          Leases             Leases           Portfolio Leased         of Expiring Leases          Expiring Leases
   Expiration           Expiring        (in thousands)          Square Feet            (per square foot)        (per square foot)(1)
------------------      ------------    ----------------    --------------------    -----------------------     --------------------

Month-to-Month             195                352                    2.02%                $  21.84                    $  25.08
2000 (2)........           489              1,647                    9.45%                $  18.09                    $  21.61
2001............           626              2,435                   13.96%                $  18.63                    $  22.93
2002............           615              2,742                   15.72%                $  18.78                    $  25.35
2003............           465              2,908                   16.68%                $  20.10                    $  26.00
2004............           393              2,734                   15.68%                $  20.30                    $  26.22


----------

(1) Calculation based on our estimate of current market rental rates and annual increases in such rates of 8%, 6%, 4%, 3% and 3%, in 2000, 2001, 2002, 2003 and 2004, respectively. Our estimates of these rental rates are based on current trends which could change or reverse at any time as a result of future events. Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

(2)   Represents leases expiring from April 1, 2000 through December 31, 2000.


                                LEASING ACTIVITY

                    For the Three Months Ended March 31, 2000



     Net Absorption                                                     Weighted Average      Tenant Improvements
      (square feet)                                                      New Lease Term         and Commissions
     (in thousands)                       Retention Rate (1)               (in months)       (per square foot) (2)
--------------------------             ------------------------        --------------------  -----------------------
                                                                                                 New      Renewal

           291                                  72.0%                           60.5          $  15.80    $  10.35
         =====                                =======                        =======          ========    ========

----------

(1)   Percentage of leases in which tenants were retained at lease expiration.

(2)   Excludes properties under renovation and development.


                         DEVELOPMENT/RENOVATION SUMMARY

                              As of March 31, 2000

                                                                                                            Estimated
                                           Costs                      Percent    Estimated                     Year 1
                                          Incurred      Estimated     Leased   Construction    Estimated     Stabilized   Estimated
                                           To Date     Total Cost(1)    at      Completion   Stabilization       NOI        Annual
  Property                  Square Feet (in thousands) (in thousands) 4/24/00      Date          Date     (in thousands)    Yield
  --------                  ----------- -------------- -------------  -------   -----------  ----------- ----------------  --------



  Development:
  Howard Hughes Center
    6060 Center Drive          240,724   $  38,017    $  56,000      100%    2nd Qtr 2000     3rd Qtr 2000   $ 6,250        11.2%
    Univision Building         158,473       4,944       51,700      100%    3rd Qtr 2001     3rd Qtr 2001   $ 5,199        10.1%
    6080 Center Drive          283,204      15,822       75,330        0%    2nd Qtr 2001     4th Qtr 2002   $ 8,288        11.0%
    Unallocated Acquisition
  and Master Plan
      Costs (1),(2)                 --      20,750       34,600
                            ----------  ----------   ----------
  Total Development
   Properties                  682,401      79,533      217,630

  Renovation:
  535 Brand Boulevard          109,187      20,418       20,750       90%      Complete       2nd Qtr 2000   $ 1,876         9.0%
  Westwood Center              313,000      78,196       91,122       90%      Complete       4th Qtr 2000   $ 9,568        10.5%
  Tourney Pointe               219,991      32,367       33,500       35%      Complete       4th Qtr 2000   $ 2,943         8.8%
                            ----------  ----------   ----------
    Total Properties under
    Renovation                 642,178     130,981      145,372
                            ----------  ----------   ----------

  Total Properties under
   Development and           1,324,579   $ 210,514   $  363,002
                            ==========   =========   ==========
      Renovation


----------

(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation or development, and for the Howard Hughes Center properties an allocation of land and Master Plan costs. Master Plan costs include the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs.

(2) We acquired the undeveloped commercial property portions of the Howard Hughes Center for $28.5 million. In August 1999, subject to a sales agreement entered into upon our initial acquisition, we sold approximately
      5.4 acres for $7.5 million to a third party who is currently developing a 250,000 square foot retail and entertainment complex. This amount also excludes approximately $4.3 million allocated to 6060 Center Drive, $5.1 million allocated to 6080 Center Drive, and approximately $1.6 million allocated to the Univision building. We have entitlements to construct an additional approximately 720,000 net rentable square feet of office space at the Howard Hughes Center.

         Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of our properties, and our ability to maintain and manage the properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with the "Risk Factors" as stated in our registration statement on Form S-4, particularly "--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California", "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," "--The Financial Condition And Solvency Of Our Tenants May Reduce Our Cash Flow," "--Increases In Taxes And Regulatory Compliance Costs May Reduce Our Revenue," "--We May Acquire Properties Through Partnerships Or Joint Ventures With Third Parties That Could Result In Financial Dependency And Management Conflicts," "--We May Not Be Able To Integrate Or Finance Our Acquisitions And Renovation Activities And Our Acquisitions And Renovations May Not Perform As Expected," "--We May Not Be Able To Integrate Or Finance Our Development Activities," and "--We May Not Be Able To Expand Into New Markets Successfully" in our registration statement on Form S-4.

         We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

         As a result of the foregoing, you should not unduly rely on these estimated rental rates.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
-------  ---------------------------------------------------------

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

Interest Rate Risk

         Even though we currently have no such agreements, in order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

         Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at March 31, 2000, a one percentage point increase in interest rates on our $241.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.4 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $241.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.4 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

         These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no changes in our capital structure.

  Part II  OTHER INFORMATION

  Item 1.  Legal Proceedings - None

  Item 2.  Changes in Securities - None

  Item 3.  Defaults Upon Senior Securities - None

  Item 4.  Submission of Matters to a Vote of Securities Holders - None

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on Form 8-K


(a)        Exhibits

Exhibit
Number     Description
------     -----------

3.1 Second Amended and Restated Agreement of Limited Partnership of the Arden Realty Limited Partnership dated as of September 7, 1999, filed as an exhibit to Arden Realty, Inc.'s quarterly report on Form 10-Q, filed with the Commission on November 15, 1999 and incorporated herein by reference.

10.41 Second Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, dated May 2, 2000, filed as an exhibit to Arden Realty, Inc.'s quarterly report on Form 10-Q, filed with the Commission on May 12, 2000 and incorporated herein by reference.

27.1       Financial Data Schedule.

(b)        Reports on Form 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ARDEN REALTY LIMITED PARTNERSHIP

                                  By: Arden Realty, Inc.
                                  Its:General Partner




Date: June 2, 2000                By: /s/  Diana M. Laing
                                      ----------------------------------------
                                      Diana M. Laing
                                      Executive Vice President and
                                      Chief Financial Officer




Date: June 2, 2000                By: /s/  Richard S. Davis
                                      ----------------------------------------
                                      Richard S. Davis
                                      Senior Vice President and
                                      Chief Accounting Officer