Form 10-Q
period 2000-06-30
ARDEN REALTY LIMITED PARTNERSHIP
filed 2000-08-14
CIK 1111853

===============================================================================


                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                        Commission file number 000-30571


                        ARDEN REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Maryland                                         95-4599813
(State or other jurisdiction of              (I.R.S.EmployerIdentification No.)
incorporation or organization)



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

(1) Yes   X    No      .
       -----     -----

(2) Yes        No   X  .
       -----     -----

As of August 9, 2000 there were 65,657,241 shares of the registrant's common operating partnership units issued and outstanding.


================================================================================

                        ARDEN REALTY LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION                                         --------



    Item 1.     Financial Statements
                Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
                  and December 31, 1999.....................................  3

                Consolidated Statements of Income for the three and six
                  months ended  June 30, 2000 and 1999 (Unaudited)........... 4


                Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999 (Unaudited)................... 5

                Notes to Consolidated Financial Statements................... 6

    Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 9

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk.. 22




PART II.  OTHER INFORMATION................................................. 23

          SIGNATURES........................................................ 24

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                        ARDEN REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------  -----------
                                                        (unaudited)
ASSETS
Commercial properties:
  Land.............................................      $468,757      $467,157
  Buildings and improvements.......................     1,870,439     1,833,052
  Tenant improvements and leasing costs............       192,179       153,161
                                                       ----------    ----------
                                                        2,531,375     2,453,370
  Less:  accumulated depreciation..................      (199,112)     (157,608)
                                                       ----------    ----------
                                                        2,332,263     2,295,762
  Properties under development.....................       220,116       183,349
                                                       ----------    ----------
   Net investment in real estate...................     2,552,379     2,479,111

Cash and cash equivalents..........................         2,537         7,056
Restricted cash....................................        19,540        18,513
Rent and other receivables, net of allowance.......        10,965        11,785
Due from general partner...........................         2,744         2,446
Mortgage notes receivable, net of discount.........        13,807        13,847
Deferred rent......................................        27,274        23,932
Prepaid financing costs, expenses and other assets,        22,339        16,214
                                                       ----------    ----------
net of amortization................................
   Total assets....................................    $2,651,585    $2,572,904
                                                       ==========    ==========

LIABILITIES
Mortgage loans payable.............................      $625,866      $740,806
Unsecured lines of credit..........................       245,350       288,850
Unsecured senior notes, net of discount............       249,114            --
Accounts payable and accrued expenses..............        29,624        34,482
Security deposits..................................        19,904        16,073
                                                       ----------    ----------
   Total liabilities...............................     1,169,858     1,080,211

Minority interests.................................         2,951         2,953

PARTNERS' CAPITAL
Preferred partner, 2,000,000 Series B Cumulative
  Redeemable Preferred Units outstanding at June 30,       50,000        50,000
  2000 and December 31, 1999.......................
General and limited partners, 65,467,000 and
  65,509,000 common operating partnership units
  outstanding at June 30, 2000 and December 31, 1999,   1,429,888     1,441,907
   respectively....................................
Receivable from general partner for common operating       (1,112)       (2,167)
                                                       ----------    ----------
partnership units..................................
   Total partners' capital.........................     1,478,776     1,489,740
                                                       ----------    ----------
   Total liabilities and partners' capital.........    $2,651,585    $2,572,904
                                                       ==========    ==========


          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                Three Months Ended       Six Months Ended
                                                     June 30,                 June 30,
                                                ------------------      -----------------
                                                  2000       1999         2000      1999
                                                -------   --------      -------  --------


Revenue...................................      $92,856   $82,712       $182,534 $162,048
Property operating expenses...............       26,721    24,444         52,068   47,954
                                                -------   -------        -------  -------
                                                 66,135    58,268        130,466  114,094

General and administrative expenses.......        1,625     1,578          3,294    2,869
Interest expense..........................       18,770    14,455         36,622   27,638
Depreciation and amortization.............       21,277    17,173         41,424   33,388
Interest and other income.................         (770)     (671)        (1,625)  (1,341)
                                                 -------   -------       -------  -------
Income before minority interest...........        25,233    25,733        50,751   51,540
Minority interests........................          (35)      (34)           (65)     (88)
                                                 -------   -------       -------  -------
Net income................................       $25,198   $25,699       $50,686  $51,452
                                                 =======   =======       =======  =======

Net income allocated to:
   Preferred units........................       $ 1,078   $    --        $2,156  $    --
                                                 =======   =======       =======  =======
   Common units...........................       $24,120   $25,699       $48,530  $51,452
                                                 =======   =======       =======  =======

Net income per common operating
  partnership  unit:
   Basic..................................       $  0.37   $  0.39       $  0.74  $  0.79
                                                 =======   =======       =======  =======
   Diluted................................       $  0.37   $  0.39       $  0.74  $  0.78
                                                 =======   =======       =======  =======

Weighted average common operating
  partnership units outstanding:
   Basic..................................        65,467    65,509        65,478   65,509
                                                 =======   =======       =======  =======
   Diluted................................        65,657    65,661        65,623   65,633
                                                 =======   =======       =======  =======

                        ARDEN REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                     June 30,
                                                             ----------------------
                                                                 2000        1999
                                                             ----------  ----------
OPERATING ACTIVITIES:
 Net income..............................................     $50,686      $51,452
 Adjustments to reconcile net income to net cash
   provided by operating activities:

   Minority interests....................................          65           88
   Depreciation and amortization.........................      41,424       33,388
   Amortization of loan costs............................       1,772        1,239
   Changes in operating assets and liabilities:
     Due from general partner............................        (298)        (233)
     Rent and other receivables..........................       1,048           63
     Deferred rent.......................................      (3,342)      (3,567)
     Prepaid financing costs, expenses and other assets..      (7,938)      (6,012)
     Accounts payable and accrued expenses...............       3,567        8,513
     Security deposits...................................       3,831          493
                                                              -------      -------
 Net cash provided by operating activities...............      90,815       85,424
                                                              -------      -------
INVESTING ACTIVITIES:
 Acquisitions and improvements to investment in real estate  (123,128)    (150,959)
                                                              -------      -------
FINANCING ACTIVITIES:
 Proceeds from mortgage loans............................      11,885      229,888
 Repayments of mortgage loans............................    (126,825)    (111,737)
 Proceeds from unsecured lines of credit.................      68,000      130,461
 Repayments of unsecured lines of credit.................    (111,500)    (120,298)
 Proceeds from unsecured senior notes, net of discount...     249,079           --
 Distributions to preferred operating partnership unit         (2,156)          --
  holders................................................
 Distributions paid to common operating partnership unit      (59,595)     (56,666)
  holders................................................
 Increase in restricted cash.............................      (1,027)      (5,150)
 Distributions to minority interests.....................         (67)         (81)
                                                              -------      -------
 Net cash provided by financing activities...............      27,794       66,417
                                                              -------      -------
 Net (decrease) increase in cash and cash equivalents....      (4,519)         882
 Cash and cash equivalents at beginning of period........       7,056        4,578
                                                              -------      -------
 Cash and cash equivalents at end of period..............     $ 2,537      $ 5,460
                                                              =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest, net of
    amount capitalized...................................     $35,261      $30,318
                                                              =======      =======



           See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS

      The terms "Operating Partnership", "us", "we" and "our" as used in this report refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc.

      We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of June 30, 2000 and December 31, 1999, owned 96.7% of our common partnership units, or common OP Units. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

      Arden Realty conducts substantially all of its operations through us and our subsidiaries. As of June 30, 2000, we directly or indirectly owned a portfolio of 142 primarily offices properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development.

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

      The accompanying  consolidated  condensed financial statements include our
accounts,   and  the  accounts  of  our  other  subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

2. INTERIM FINANCIAL DATA

      The accompanying consolidated condensed financial statements should be read in conjunction with our 1999 financial statements and related notes thereto included in our registration statement on Form S-4 as filed with the Securities and Exchange Commission on April 21, 2000. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

      Certain prior period amounts have been reclassified to conform with the current period presentation.

3. MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED SENIOR NOTES

      A summary of our outstanding indebtedness as of June 30, 2000 and December 31, 1999 is as follows:

                                                                     Stated Annual
                                        June 30,                   Interest Rate at                     Number of      Maturity
                                         2000        December 31,    June 30, 2000   Fixed/Floating     Properties      Month/
Type of Debt                          (unaudited)        1999         (unaudited)         Rate         Securing Loan     Year
------------                          -----------    ------------  ----------------  --------------    -------------   --------

                       (in thousands)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)..............   $175,000       $175,000            7.52%        Fixed                 18         6/04
Mortgage Financing III(2)............    136,100        136,100            6.74         Fixed                 22         4/08
Mortgage Financing IV(2).............    111,200        111,200            6.61         Fixed                 12         4/08
Mortgage Financing V(3)..............    113,130        114,016            6.94         Fixed                 12         4/09
Mortgage Financing VI(3).............     22,331         22,426            7.54         Fixed                  3         4/09
Westwood Center(3)...................     14,696         14,859            8.09         Fixed                  1         5/03
Activity Business Center(3)..........      7,948          8,003            8.85         Fixed                  1         5/06
145 South Fairfax(3).................      4,035          4,050            8.93         Fixed                  1         1/27
Marin Corporate Center(3)............      3,113          3,168            9.00         Fixed                  1         7/15
Conejo Business Center(4)............      3,059          3,114            8.75         Fixed            (Note 4)        7/15
Conejo Business Center(4)............      1,331          1,358            7.88         Fixed            (Note 4)        7/15
299 North Euclid(1)..................         --          5,000              --         Fixed                  1         7/02
                                      ----------     ----------
                                         591,943        598,294
Floating Rate
Construction Loan(5)                      33,923         22,037            8.68         LIBOR + 2.00%    (Note 6)       12/00

Lehman Prepayable
  Term Loan II and III(1)..........           --        120,475              --         LIBOR + 2.25%          9        11/00
                                      ----------     ----------
                                         625,866        740,806
UNSECURED LINES OF CREDIT(8):
Floating Rate
Wells Fargo(1)....                       243,350        280,850            7.84         LIBOR + 1.15%         --         4/03
City National Bank(1)...........           2,000          8,000            8.62         Prime Rate - 0.875%   --         8/01
                                      ----------     ----------
                                         245,350        288,850
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7).....                       199,513             --            8.87         Fixed                 --         3/05
2010 Notes(7).....                        49,601             --            9.15         Fixed                 --         3/10
                                      ----------     ----------
                                         249,114             --

  Total Debt......                    $1,120,330     $1,029,656
                                      ==========     ==========

----------

(1) Requires monthly payments of interest only, with outstanding principal balance due upon maturity.
(2) Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.
(3)  Requires monthly payments of principal and interest.
(4)  Both mortgage loans are secured by the Conejo Business Center property.
(5) All interest and principal due upon maturity. This loan matures in December 2000 with two one-year extension options.
(6) This loan is secured by certain property and construction improvements relating to the 6060 Center Drive office building in the Howard Hughes Center.
(7) Requires semi-annual interest payments only, with principal balance due upon maturity.
(8)  See footnote 6 below for discussion of our new line of credit.

      On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25.0 million, resulting in a combined outstanding balance of $145.5 million for both loans.

On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.87% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.15% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers described above totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement and resold in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. As part of issuing these notes, we filed a registration statement with the Securities and Exchange Commission enabling the holders of the notes to exchange the privately placed notes for publicly traded notes.

      This registration statement became effective on May 10, 2000 and by June 5, 2000 all holders of the privately placed notes had exchanged such notes for our registered notes.

      On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003 with an option to extend the maturity date for one year.

4.    PARTNERS' CAPITAL

      On April 27, 2000, we made a distribution of $0.465 per common operating partnership unit.

5.    REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

      Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                       ------------------     ------------------
                                         2000      1999         2000      1999
                                       --------  --------     --------  --------
                                                     (unaudited)
Revenue from Rental Operations:
  Rental...........................    $80,003  $72,331       $157,516  $141,841
  Tenant reimbursements............      4,218    2,869          7,810     6,336
  Parking, net of expenses ........      4,415    3,575          8,387     6,757
  Other rental operations..........      4,220    3,937          8,821     7,114
                                        ------ --------       --------  --------
                                        92,856   82,712        182,534   162,048
                                        ------ --------       --------  --------
Property Operating Expenses:
  Repairs and maintenance..........      8,895    8,255         17,297    15,925
  Utilities........................      6,526    6,538         12,636    12,879
  Real estate taxes................      6,328    5,669         12,592    11,416
  Insurance........................      1,043      988          2,084     1,970
  Ground rent......................        596      313            794       494
  Marketing and other..............      3,333    2,681          6,665     5,270
                                      -------- --------       --------  --------
                                        26,721   24,444         52,068    47,954
                                      -------- --------       --------  --------
                                       $66,135  $58,268       $130,466  $114,094
                                      ======== ========       ========  ========

6.    SUBSEQUENT EVENTS

      Ms. Diana Laing resigned as Executive Vice President and Chief Financial Officer effective July 1, 2000 to become Executive Vice President and Chief Financial Officer of a technology company. At the time of her resignation, Ms. Laing surrendered stock options valued at approximately $59,000 as well as 42,553 shares of Arden Realty's common stock underlying a promissory note in the amount of $1.0 million payable to Arden Realty, Inc. The value of the options and shares surrendered by Ms. Laing equaled the unpaid principal and interest of her promissory note.

      In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers, Inc. Borrowings on this new line of credit will bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the higher of the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit will be used to paydown a portion of our Wells Fargo unsecured line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      THE FOLLOWING DISCUSSION RELATES TO OUR CONSOLIDATED FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH THE 1999 FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-4.

      We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, Inc., a real estate investment trust, or REIT, is our sole general partner and, as of June 30, 2000, owned 96.7% of our common operating partnership units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. We are managed by 11 senior executive officers who have an average of over 15 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 300 employees.

      We are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned, as of June 30, 2000. As of that date, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.5 million net rentable square feet and three properties with approximately 700,000 net rentable square feet under development. As of June 30, 2000, our properties were approximately 95.7% leased, excluding two existing properties under renovation.

      Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also develop or acquire new properties that add value and fit strategically into our portfolio, but we will continue to be very selective and will evaluate any potential acquisition with alternative uses of our capital.

RESULTS OF OPERATIONS

      Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, financial data from period to period will be affected by the timing of significant property renovations, development and acquisitions.

      Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999 (in thousands, except number of properties and percentages):

                                   Three months Ended
                                        June 30,
                                   -------------------       Dollar     Percent
                                    2000         1999        Change      Change
                                   -------     -------       ------     -------
                                       (unaudited)
REVENUE
  Revenue from rental operations:
   Rental.....................    $80,003     $72,331        $7,672         11%
   Tenant reimbursements......      4,218       2,869         1,349         47%
   Parking, net of expenses...      4,415       3,575           840         23%
   Other rental operations....      4,220       3,937           283          7%

                                   92,856      82,712        10,144         12%
  Interest and other income...        770         671            99         15%
                                  -------     -------       -------         ---
   Total revenue..............    $93,626     $83,383       $10,243         12%
                                  =======     =======       =======         ===

EXPENSES
  Property operating expenses:
   Repairs and maintenance....    $ 8,895     $ 8,255        $  640          8%
   Utilities..................      6,526       6,538           (12)        (0%)
   Real estate taxes..........      6,328       5,669           659         12%
   Insurance..................      1,043         988            55          6%
   Ground rent................        596         313           283         90%

Marketing and other...........      3,333       2,681           652         24%
                                  -------     -------       -------         ---
   Total property operating
     expenses................      26,721      24,444         2,277          9%
  General and administrative..      1,625       1,578            47          3%
  Interest....................     18,770      14,455         4,315         30%
  Depreciation and amortization    21,277      17,173         4,104         24%
                                  -------     -------       -------         ---
   Total expenses.............    $68,393     $57,650       $10,743         19%
                                  =======     =======       =======         ===

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period......         --           2
  Owned at end of period......        142         141

NET RENTABLE SQUARE FEET:
  Acquired during period......         --         363
  Owned at end of period......     18,492      18,391

      The increase in revenue from rental operations and property operating expenses for the three months ended June 30, 2000 as compared to the same period in 1999 was partially due to the 3 properties we acquired after April 1, 1999 and 5 properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 8 properties we acquired or were under renovation after April 1, 1999 and for the 134 non-renovation properties we owned for all of the three month periods ended June 30, 2000 and 1999 (in thousands, except number of properties).



                                                                            Properties Owned
                                              Properties Acquired or         for all of the
                                     Total       Under Renovation          Three Months Ended
                                    Variance    after April 1, 1999     June 30, 2000 and 1999(1)
                                    --------  ----------------------    -------------------------

REVENUE FROM RENTAL OPERATIONS:
  Rental.........................    $7,672              $3,556                 $4,116
  Tenant reimbursements..........     1,349                   5                  1,344
  Parking, net of operations.....       840                 322                    518
  Other rental operations........       283                 329                    (46)
                                    -------             -------                -------
                                    $10,144              $4,212                 $5,932
                                    =======             =======                =======

PROPERTY OPERATING EXPENSES:
  Repairs and maintenance........    $  640              $  469                 $  171
  Utilities......................       (12)                367                   (379)
  Real estate taxes..............       659                 272                    387
  Insurance......................        55                  46                      9
  Ground rent....................       283                   -                    283
  Marketing and other............       652                 149                    503
                                    -------             -------                -------
                                     $2,277              $1,303                 $  974
                                    =======             =======                =======

OTHER DATA:
  Number of properties...........       142                   8                    134
  Net rentable square feet.......    18,492               1,532                 16,960

----------


(1)  See the Same Properties analysis below.

      Interest and other income increased by approximately $99,000 or 15% for the three months ended June 30, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after April 1, 1999.

      General and administrative expenses as a percentage of total revenues were approximately 1.7% of total revenues for the three months ended June 30, 2000, which is consistent with general and administrative expenses of 1.9% of total revenues for the same period in 1999.

      Interest expense increased approximately $4.3 million or 30% during the three months ended June 30, 2000, as compared to the same period in 1999. This increase was due to higher outstanding debt balances in 2000, primarily used to fund capital expenditures, tenant improvements and for the three properties we acquired after April 1, 1999, as well as higher effective interest rates in 2000.

      Depreciation and amortization expense increased by approximately $4.1 million during the three months ended June 30, 2000, primarily due to depreciation related to properties acquired after April 1, 1999 and for capital expenditures, tenant improvements and leasing commissions placed in service after July 1, 1999.

SAME PROPERTIES

      Following is a comparison of property operating data computed under generally accepted accounting principles, or "GAAP Basis," and excluding the straight-line rent adjustment, or "Cash Basis," for the 134 non-renovation properties we owned for the entire three month periods ended June 30, 2000 and 1999 (in thousands, except number of properties and percentages):


                                    Three months Ended
                                         June 30,
                                   ----------------------   Dollar     Percent
                                     2000        1999       Change      Change
                                   ----------  ----------  ----------  ---------
                                        (Unaudited)
GAAP BASIS:
Revenue from rental operations..   $86,454      $80,522     $5,932        7.4%
Property operating expenses.....    24,704       23,730        974         4.1%
                                   -------      -------     ------       ------
     Net........................   $61,750      $56,792     $4,958        8.7%
                                   =======      =======     ======       ======

CASH BASIS (1):

Revenue from rental operations..   $84,483      $78,488     $5,995        7.6%
Property operating expenses.....    24,704       23,730        974        4.1%
                                   -------      -------     ------       ------
     Net........................   $59,779      $54,758     $5,021        9.2%
                                   =======      =======     ======     =======

Number of stabilized properties.      134          134
Average occupancy...............    94.7%        91.0%
Net rentable square feet........   16,960       16,960
Percentage of total portfolio...    91.7%        92.2%

----------

(1)   Excludes straight-line rent adjustments.

      Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $5.9 million, or 7.4%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to a 3.7% increase in average occupancy and an increase in average rental rates. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher parking income and tenant reimbursements.

      Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended June 30, 2000, computed on a Cash Basis, increased by approximately $6.0 million or 8%.

      Property operating expenses for these properties increased by approximately $1.0 million, or 4.1%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to higher repair and maintenance, real estate tax, contingent ground rent, and marketing and other expenses in 2000, these increases were partially offset by lower utilities expense in 2000. Increases in certain repair and maintenance expense items were primarily due to the approximate 3.7% increase in average occupancy for these properties in 2000. Real estate taxes increased by $387,000 in 2000 due to normal annual increases and final assessments on certain properties. Ground rent expense increased by $283,000 due to higher operating income from one of our properties with a participating ground lease. Due to our continued focus on raising our portfolio wide occupancy, marketing and tenant retention related expenses were also higher in 2000. These increases in property operating expenses in 2000 were partially offset by a $379,000 decrease in utility expense as a result of savings achieved from energy enhancing capital improvements completed during 1999.

      Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999 (in thousands, except number of properties and percentages):

                                              Six Months Ended
                                                  June 30,
                                             -------------------        Dollar     Percent
                                              2000        1999          Change      Change
                                             -------     -------        ------      ------
                                                (unaudited)
REVENUE
  Revenue from rental operations:
   Rental................................ $ 157,516   $  141,841     $ 15,675         11%
   Tenant reimbursements.................     7,810        6,336        1,474         23%
   Parking, net of expenses..............     8,387        6,757        1,630         24%
   Other rental operations...............     8,821        7,114        1,707         24%
                                           --------   ----------      -------         ---
                                            182,534      162,048       20,486         13%
  Interest and other income..............     1,625        1,341          284         21%
                                           --------   ----------      -------         ---
   Total revenue......................... $ 184,159    $ 163,389       20,770         13%
                                           ========   ==========      =======         ===

EXPENSES
  Property operating expenses:
   Repairs and maintenance............... $  17,297    $  15,925        1,372          9%
   Utilities.............................    12,636       12,879         (243)        (2%)
   Real estate taxes.....................    12,592       11,416        1,176         10%
   Insurance.............................     2,084        1,970          114          6%
   Ground rent...........................       794          494          300         61%
   Marketing and other....... ........... $   6,665        5,270        1,395         26%
                                           --------     --------      -------         ---
     Total property operating expenses...    52,068       47,954        4,114          9%

  General and administrative.............     3,294        2,869          425         15%
  Interest...............................    36,622       27,638        8,984         33%
  Depreciation and amortization              41,424       33,388        8,036         24%
                                          ---------    ---------      -------         ---
   Total expenses........................ $ 133,408    $ 111,849     $ 21,559         19%
                                          =========    =========     ========         ===

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period.................        --            3
  Owned at end of period.................       142          141

NET RENTABLE SQUARE FEET:
  Acquired during period.................        --          423
  Owned at end of period.................    18,492       18,391

      The increase in revenue from rental operations and property operating expenses for the six months ended June 30, 2000 as compared to the same period in 1999 was partially due to the 4 properties we acquired and the 5 properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy.

      Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the 9 properties we acquired or were under renovation after April 1, 1999 and for the 133 non-renovation properties we owned for all of the six month periods ended June 30, 2000 and 1999 (in thousands, except number of properties).



                                                                            Properties Owned
                                              Properties Acquired or         for all of the
                                     Total        Under Renovation          Six Months Ended
                                    Variance   after January 1, 1999   June 30, 2000 and 1999 (1)
                                    --------   ---------------------   --------------------------

REVENUE FROM RENTAL OPERATIONS:
  Rental.........................    $15,675             $7,701                 $7,974
  Tenant reimbursements..........      1,474                330                  1,144
  Parking, net of operations.....      1,630                651                    979
  Other rental operations........      1,707                850                    857
                                     -------             ------                -------
                                     $20,486             $9,532                $10,954
                                     =======            =======                =======

PROPERTY OPERATING EXPENSES:
  Repairs and maintenance........     $1,372             $  990                 $  382
  Utilities......................       (243)               777                 (1,020)
  Real estate taxes..............      1,176                599                    577
  Insurance......................        114                 99                     15
  Ground rent....................        300                  -                    300
  Marketing and other............      1,395                349                  1,046
                                     -------            -------                -------
                                      $4,114             $2,814                 $1,300
                                     =======            =======                =======

OTHER DATA:
  Number of properties...........        142                  9                    133
  Net rentable square feet.......     18,492              1,592                 16,900

----------

(1)  See the Same Properties analysis below.

      Interest and other income increased by approximately $284,000 or 21% during the six months ended June 30, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after April 1, 1999.

      General and administrative expenses as a percentage of total revenues were approximately 1.8% of total revenues for the six months ended June 30, 2000, which is consistent with general and administrative expenses of 1.8% of total revenues for the same period in 1999.

      Interest expense increased approximately $9.0 million or 33% during the six months ended June 30, 2000, as compared to the same period in 1999. This increase was due to higher outstanding debt balances in 2000, primarily used to fund capital expenditures, tenant improvements and for the four properties we acquired in 1999, as well as higher effective interest rates in 2000.

      Depreciation and amortization expense increased by approximately $8.0 million during the six months ended June 30, 2000, primarily due to depreciation related to properties acquired in 1999 and for capital expenditures, tenant improvements and leasing commissions placed in service after June 30, 1999.

SAME PROPERTIES

      Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 133 non-renovation properties we owned for the entire six month periods ended June 30, 2000 and 1999 (in thousands, except number of properties and percentages):

                                     Six Months Ended
                                          June 30,
                                   ----------------------   Dollar     Percent
                                     2000        1999       Change      Change
                                   ----------  ----------  ----------  ---------
                                        (Unaudited)
GAAP BASIS:
Revenue from rental operations..   $169,373     $158,419    $10,954       6.9%
Property operating expenses.....     48,115       46,815      1,300       2.8%
                                   --------     --------    -------     ------
     Net........................   $121,258     $111,604      9,654       8.7%
                                   ========     ========    =======     ======

CASH BASIS (1):

Revenue from rental operations..   $166,252     $154,829    $11,423       7.4%
Property operating expenses.....     48,115       46,815      1,300       2.8%
                                   --------     --------    -------     ------
     Net........................   $118,137     $108,014     10,123       9.4%
                                   ========     ========    =======     ======

Number of stabilized properties.        133          133
Average occupancy...............      94.6%        91.0%
Net rentable square feet........     16,900       16,900
Percentage of total portfolio...      91.4%        91.9%

----------

(2)   Excludes straight-line rent adjustments.

      Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $11.0 million, or 6.9%, during the six months ended June 30, 2000, compared to the same period in 1999, primarily due to a 3.6% increase in average occupancy and an increase in average rental rates. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher parking income, tenant reimbursements and miscellaneous tenants charges including after-hour utility billings, signage and satellite income.

      Excluding only the straight-line rent adjustments for these properties, revenue from rental operations for the six months ended June 30, 2000, computed on a Cash Basis, increased by approximately $11.4 million or 7.4%.

      Property operating expenses for these properties increased by approximately $1.0 million, or 4.1%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to higher repair and maintenance, real estate tax, contingent ground rent, and marketing and other expenses in 2000, these increases were partially offset by lower utilities expense in 2000. Increases in certain repair and maintenance expense items were primarily due to the approximate 3.7% increase in average occupancy for these properties in 2000. Real estate taxes increased by $387,000 in 2000 due to normal annual increases and final assessments on certain properties. Ground rent expense increased by $283,000 due to higher operating income from one of our properties with a participating ground lease. Due to our continued focus on raising our portfolio wide occupancy, marketing and tenant retention related expenses were also higher in 2000. These increases in property operating expenses in 2000 were partially offset by a $379,000 decrease in utility expense as a result of savings achieved from energy enhancing capital improvements completed during 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

      Cash provided by operating activities increased by approximately $5.4 million to $90.8 million for the six months ended June 30, 2000, as compared to $85.4 million for the same period in 1999, primarily due to our improved operating results from our property portfolio from increases in both occupancy and rental rates throughout our portfolio.

      Cash used in investing activities decreased by approximately $27.8 million, to $123.1 million for the six months ended June 30, 2000 compared to $150.9 million for the same period in 1999. The decrease was due to $69.9 million in funds used in 1999 to acquire three properties which was partially offset by an increase of approximately $42.1 million in 2000 in funds used for capital improvements due to our increased development, renovation activity and tenant improvements build out.

      Cash provided by financing activities decreased by approximately $38.6 million to an inflow of $27.8 million for the six months ended June 30, 2000, as compared to an inflow of $66.4 million for the same period in 1999. Cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of net proceeds from our offering of unsecured senior notes partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to stockholders and minority interests.
                              .
AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

      We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2001. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2000, there was $2.0 million outstanding on this line of credit and $8.0 million was available for additional borrowings.

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

      On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003 with an option to extend the maturity date for one year. As of June 30, 2000, there was approximately $243.4 million outstanding on this line of credit and approximately $31.6 million was available for additional borrowings.

      In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers, Inc., or the Lenders. Borrowings on this new line of credit will bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit will be used to paydown a portion of our Wells Fargo unsecured line of credit.

      Following is a summary of scheduled principal payments for our total debt outstanding as of June 30, 2000 (in thousands):

  Year                                                 Amount
  ----                                                 ------
  2000............................................   $ 35,287
  2001............................................      4,861
  2002............................................      3,093
  2003............................................    262,664
  2004............................................    182,302
  2005............................................    207,918
  2006............................................     15,303
  2007............................................      8,895
  2008............................................    230,388
  2009............................................    112,063
  Thereafter......................................     57,556
                                                   ----------

    Total......................................... $1,120,330
                                                   ==========


      Following is certain other information related to our indebtedness as of June 30, 2000 (in thousands, except percentage data):

      Unsecured and Secured Debt Analysis:
      -----------------------------------
                                                          Weighted
                                                          Average
                                                          Interest
                                   Balance     Percent    Rate (1)
                                 ----------- ----------- ----------

      Unsecured Debt........... $  494,464        44%       8.72%
      Secured Debt.............    625,866        56%       7.51%
                                ----------   --------    --------
      Total Debt..............  $1,120,330       100%       8.04%
                                ==========   ========    ========


      Floating and Fixed Rate Debt Analysis:
      -------------------------------------

                                                          Weighted
                                                          Average
                                                          Interest
                                   Balance     Percent    Rate (1)
                                 ----------- ----------- ----------

      Floating Rate Debt....... $  279,273        25%       8.45%
      Fixed Rate Debt..........    841,057        75%       7.91%
                                ----------   --------    --------
      Total Debt............... $1,120,330       100%       8.04%
                                ==========   ========    ========


      (1) Includes amortization of prepaid financing costs.

      Total interest incurred and the amount capitalized was as follows (in thousands):

                                   For the Three Months      For the Six Months
                                      Ended June 30,            Ended June 30,
                                   --------------------      -------------------
                                     2000         1999         2000        1999
                                    ------      ------        ------     ------
      Total interest incurred.     $22,491      $16,859      $43,184     $32,346
      Amount capitalized......      (3,721)      (2,404)      (6,562)     (4,708)
                                   -------      -------      -------     -------
      Amount expensed.........     $18,770      $14,455      $36,622     $27,638
                                   =======      =======      =======     =======

      As of June 30, 2000, we had $22.1 million in cash and cash equivalents, including $13.8 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in cash and cash equivalents were $5.7 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

      As of June 30, 2000, we had $39.6 million available under our lines of credit. Also, see discussion above regarding our new $75 million line of credit closed in July 2000.

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

FUNDS FROM OPERATIONS

      The following table reflects the calculation of our funds from operations for the three month periods ended June 30, 2000 and 1999 (in thousands):

                                   For the Three Months      For the Six Months
                                      Ended June 30,            Ended June 30,
                                   --------------------      -------------------
                                     2000         1999         2000        1999
                                    ------      ------        ------     ------
      FUNDS FROM OPERATIONS(1):                     (unaudited)

        Net income...............   $25,198       $25,699   $50,686      $51,452
        Depreciation and
         amortization
         of real estate assets...    21,277        17,173    41,424       33,388
        Income allocated to
         Preferred Operating         (1,078)           --    (2,156)          --
          Partnership Units......   -------       -------   -------      -------
           Funds From Operations.   $45,397       $42,872   $89,954      $84,840
                                    =======       =======   =======      =======

----------

(1) We consider funds from operations, as defined by The National Association of Real Estate Investment Trust, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

     The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other real estate companies and, accordingly, our funds from operations may not be comparable to those companies' funds from operations.

PORTFOLIO AND LEASE INFORMATION

      The  following  tables  set  forth  certain   information   regarding  our
Properties as of June 30, 2000.

                                PORTFOLIO SUMMARY

                                                                                                 Net Operating Income
                                                                                             (in thousands and unaudited)
                                                                                            ------------------------------
                                                               Approximate Net               For the Three     For the Six
                                                             Rentable Square Feet            Months Ended     Months Ended
Location                      Number of Properties               (in thousands)              June 30, 2000    June 30, 2000
--------               -------------------------------  -------------------------------      -------------    -------------
                              Industrial                        Industrial
                                 and             % of              and            % of               % of             % of
                       Office   Retail   Total   Total   Office   Retail   Total  Total      Total    Total   Total   Total
                       ------   ------   -----   -----   ------   ------   -----  -----      -----    -----   -----   -----
Los Angeles
County
 West...............      28        1       29     20%     4,684     37     4,721     26%    $21,633     33%   $45,163    34%
 North..............      32        -       32     23%     2,876      -     2,876     16%     11,100     17%    21,061    16%
 South..............      16        -       16     12%     2,202      -     2,202     12%      7,667     11%    13,824    11%
 Central............       3        -        3      2%       609      -       609      3%      2,111      3%     3,847     3%
                        ----      ----    -----   ----    ------    ----   ------    ----    -------    ----   -------   ----
  Subtotal..........      79        1       80     57%    10,371     37    10,408     57%     42,511     64%    83,895    64%

Orange County.......      21        -       21     15%     3,317      -     3,317     18%     10,816     17%    21,580    17%
San Diego County....      21        -       21     15%     2,487      -     2,487     13%      8,332     12%    16,158    12%
Ventura County......       4        -        4      3%       562      -       562      3%      1,693      3%     3,341     3%
Riverside/San
 Bernardino
Counties............       8        4       12      8%       554     415      969      6%      1,755      3%     3,645     3%
Kern County.........       2        -        2      1%       216       -      216      1%        704      1%     1,477     1%
                        ----      ----    -----   ----    ------    ----   ------    ----    -------    ----  --------   ----

  Subtotal..........     135        5      140     99%    17,507     452   17,959     98%     65,811    100%   130,096   100%
Renovation
Properties..........       2        -        2      1%       533       -      533      2%        324      0%       370     0%
                        ----      ----    -----   ----    ------    ----   ------    ----    -------    ----  --------   ----

  Total.............     137        5      142(1) 100%    18,040     452   18,492(1) 100%    $66,135    100%  $130,466   100%
                        ====      ====    =====   ====    ======    ====   ======    ====    =======    ====  ========   ====

----------

(1)Including three properties currently under development, our total portfolio consists of 145 properties and approximately 19.2 million rentable square feet.


                     PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                            Percent Occupied            Percent Leased                Annualized Base Rent
Location                       at 6/30/00                 at 6/30/00               Per Leased Square Foot (1)
--------               ------------------------     -----------------------   ----------------------------------
                                                                                                         Full
                              Industrial                   Industrial               Industrial          Service
                                  and                         and                      and               Gross
                      Office    Retail    Total     Office   Retail   Total   Office   Retail   Total   Leases(2)
                      ------  ----------  -----     ------  --------  -----   ------ ---------  -----  ----------

Los Angeles County:
 West                  95.0%    100.0%    95.1%      95.8%   100.0%   95.8%  $22.75   $24.60   $22.77   $22.75

 North                 92.8%       -      92.8%      94.5%      -     94.5%   19.97      -      19.97    21.45

 South                 95.0%       -      95.0%      95.7%      -     95.7%   17.77      -      17.77    19.20

 Central               90.1%       -      90.1%      95.3%      -     95.3%   19.79      -      19.79    19.79

Orange County          95.4%       -      95.4%      97.0%      -     97.0%   16.55      -      16.55    19.42

San Diego County       98.0%       -      98.0%      98.1%      -     98.1%   15.97      -      15.97    18.88

Ventura County         98.2%       -      98.2%      99.3%      -     99.3%   16.96      -      16.96    16.96

Riverside/San
 Bernardino Counties   81.4%     95.7%    87.5%      82.7%    96.5%   88.6%   14.70     8.64    11.87    17.46

Kern County            88.7%       -      88.7%      89.9%      -     89.9%   18.81      -      18.81      -
                       -----     -----    -----      -----    -----   -----   -----    -----    -----    -----



  SUBTOTAL/
WEIGHTED AVERAGE       94.6%     96.1%    94.6%      95.7%    96.8%   95.7%   18.94     9.98    18.71    20.71

Renovation
Properties             41.8%       -      41.8%      68.7%      -     68.7%   34.01      -      34.01    34.01
                       -----     -----    -----      -----    -----   -----   -----    -----    -----    -----

  TOTAL/ WEIGHTED
    AVERAGE            93.0%     96.1%    93.1%      94.9%    96.8%   95.0%  $19.26   $ 9.98   $19.03   $21.08
                       =====     =====    =====      =====    =====   =====   =====    =====    =====    =====

----------

(1)Based on monthly contractual base rent under existing leases as of June 30, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)Excludes 48 properties and 4,722,281 net rentable square feet under triple net and modified gross leases.


                                LEASE EXPIRATIONS

                               As of June 30, 2000

                                                          Percentage      Annualized
                                         Square Footage      of           Base Rent
                              Number          of          Aggregate           of          Estimated Market
Year of Lease Expiration        of         Expiring       Portfolio        Expiring            Rent of
                              Leases       Leases          Leased           Leases         Expiring Leases
                             Expiring  (in thousands)    Square Feet   (per square foot) (per square foot)(1)
---------------------        --------  --------------    -----------   ----------------- --------------------
Month-to-Month                  185         339               2%            $ 20.75            $ 23.81
2000 (2).............           310       1,109               6%            $ 17.56            $ 21.26
2001.................           654       2,283              13%            $ 19.06            $ 23.77
2002.................           631       2,821              16%            $ 18.48            $ 25.23
2003.................           517       3,005              17%            $ 20.04            $ 26.31
2004.................           404       2,720              15%            $ 20.46            $ 26.68

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

(2)   Represents leases expiring from July 1, 2000 through December 31, 2000.


                                LEASING ACTIVITY

                For the Three and Six Months Ended June 30, 2000

                      Net                        Weighted Average   Tenant Improvements
                  Absorption        Retention       Lease Term        and Commissions
                 (square feet)       Rate (1)      (in months)     (per square foot)(2)
                 -------------      ---------     --------------   --------------------
                                                                     New       Renewal
                                                                   -------     -------


Three Months
  Ended 6/30/00      119,558            75%              54.3       $15.62      $10.59
                  ===========      =========        ==========      ======      ======


Six Months
  Ended 6/30/00      410,141            73%              58.2       $15.73      $10.43
                 ===========      =========        ==========       ======      ======

(1)   Percentage of leases in which tenants were retained at lease expiration.

(2)   Excludes properties under renovation and development.


                         DEVELOPMENT/RENOVATION SUMMARY

                               As of June 30, 2000

                                                                                                             Estimated
                                    Costs                         Percent     Estimated                        Year 1
                                   Incurred       Estimated        Leased    Construction     Estimated      Stabilized   Estimated
                                     Date        Total Cost (1)      at       Completion    Stabilization        NOI        Annual
 Property          Square Feet  (in thousands) (in  thousands)    7/31/00        Date            Date      (in thousands)   Yield
 --------          -----------  -------------- ---------------  -----------   ----------    -------------  -------------- ---------
 Development:
 Howard Hughes
 Center
   6060 Center
 Drive                 240,724     $47,829         $56,000          100%       Complete      3rd Qtr 2000      $6,250        11.2%
   Univision
 Building              158,473      10,058          51,700          100%      3rd Qtr 2001   3rd Qtr 2001      $5,199        10.1%
   6080 Center
 Drive                 283,204      21,831          75,330            0%      2nd Qtr 2001   4th Qtr 2002      $8,288        11.0%
   Unallocated
 Acquisition
 and Master Plan
     Costs (1),(2)          --      21,391          34,600
                       -------     -------         -------
 Total Development
  Properties           682,401     101,109         217,630

 Renovation:
 Westwood Center       313,000      86,634          91,122           98%       Complete      4th Qtr 2000      $9,568        10.5%

 Tourney Pointe        219,991      32,373          33,500           46%       Complete      4th Qtr 2000      $2,943         8.8%
                       -------     -------         -------

   Total
 Properties under      532,991     119,007         124,622
                       -------     -------         -------
   Renovation

 Total Properties
 under Development
  and Renovation     1,215,392    $220,116       $ 342,252

----------

(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during renovation or development, and for the Howard Hughes Center development properties also includes an allocation of land and Master Plan costs. Master Plan costs include the costs of road and bridge construction and other Howard Hughes Center infrastructure and master planning costs.

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

      Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of our properties, and our ability to maintain and manage the properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with the "Risk Factors" as stated in our registration statement on Form S-4, particularly "--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California," "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," "--The Financial Condition And Solvency Of Our Tenants May Reduce Our Cash Flow," "--Increase In Taxes And Regulatory Compliance Costs May Reduce Our Revenue," "--We May Acquire Properties Through Partnerships Or Joint Ventures With Third Parties That Could Result In Financial Dependency And Management Conflicts," "--We May Not Be Able To Integrate Or Finance Our Acquisitions and Renovation Activities And Our Acquisitions And Renovations May Not Perform As Expected," "--We May Not Be Able To Integrate Or Finance Our Development Activities," and " "--We May Not Be Able To Expand Into New Markets Successfully" in our registration statement on Form S-4.

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

      Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at June 30, 2000, a one percentage point increase in interest rates on our $279.3 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.8 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $279.3 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.8 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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

 Item 1.    Legal Proceedings - None

 Item 2.    Changes in Securities - None

 Item 3.    Defaults Upon Senior Securities - None

 Item 4.    Submission of Matters to a vote of Securities Holders

      On May 22, 2000 Arden Realty held its annual meeting of shareholders in Santa Monica, California. The matters voted on at the meeting and the results were as follows:

      1. To elect three Directors to serve as such until the annual meeting of shareholders in the year 2003 and until their successors are duly elected and qualified.

                                                Number of Shares       Number of Shares
                                                   Voted For               Withheld
                                               ----------------       ----------------
            Director #1 - Carl D. Covitz            52,561,863              944,765
            Director #2 - Larry D. Flax             52,563,738              942,890
            Director #3 - Kenneth B. Roath          52,565,863              940,765


      2. To amend the 1996 Stock Option and Amendment of Arden Realty, Inc. and Arden Realty Limited Partnership to increase the number of shares reserved for issuance from 4,200,000 to 6,500,000. A total of 43,358,341 shares voted for, with 9,940,308 shares voted against and 207,979 shares abstained.

      3. To request the Board of Directors to redeem the shareholder purchase rights issued in August 1998. A total of 35,768,114 shares voted for, with 9,557,594 shares voted against and 302,062 shares abstained.

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


                                          ARDEN REALTY LIMITED PARTNERSHIP
                                          By: Arden Realty, Inc.
                                          Its:General Partner



Date: August 10, 2000                     By: /s/  Daniel S. Bothe
                                              ----------------------------------
                                          Daniel S. Bothe
                                          Senior Vice President
                                          Co-Chief Financial Officer




Date: August 10, 2000                     By: /s/  Richard S. Davis
                                              ----------------------------------
                                          Richard S. Davis
                                          Senior Vice President,
                                          Co-Chief Financial Officer and
                                          Treasurer