Form 10-Q
period 2000-09-30
ARDEN REALTY LIMITED PARTNERSHIP
filed 2000-11-14
CIK 1111853

===============================================================================


                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

Yes        X      No
       --------       --------

As of November 9, 2000 there were 65,681,144 shares of the registrant's common operating partnership units issued and outstanding.


================================================================================

                        ARDEN REALTY LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I.           FINANCIAL INFORMATION

                                                                                                              PAGE NO.
                                                                                                              --------

                  Item 1.  Financial Statements
                           Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
                             December 31, 1999................................................................... 3

                           Consolidated Statements of Income for the three and nine months ended
                             September 30, 2000 and 1999 (Unaudited)............................................. 4

                           Consolidated Statements of Cash Flows for the nine months ended
                             September 30, 2000 and 1999 (Unaudited)............................................. 5

                           Notes to Consolidated Financial Statements............................................ 6

                  Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations................................................ 10

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................... 24



PART II.          OTHER INFORMATION............................................................................. 25

                  SIGNATURES.................................................................................... 26

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ARDEN REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  September 30,        December 31,
                                                                                       2000                1999
                                                                                  -------------        ------------
                                                                                   (unaudited)
ASSETS
Commercial properties:
   Land....................................................................         $   476,215         $   467,157
   Buildings and improvements..............................................           2,002,572           1,833,052
   Tenant improvements and leasing costs...................................             225,299             153,161
                                                                                    -----------         -----------
                                                                                      2,704,086           2,453,370
   Less:  accumulated depreciation.........................................            (221,551)           (157,608)
                                                                                    -----------         -----------
                                                                                      2,482,535           2,295,762
   Properties under development............................................             104,253             183,349
                                                                                    -----------         -----------
     Net investment in real estate.........................................           2,586,788           2,479,111

Cash and cash equivalents..................................................               1,499               7,056
Restricted cash............................................................              21,533              18,513
Rent and other receivables, net of allowance...............................              11,047              11,785
Due from general partner...................................................               1,175               2,446
Mortgage notes receivable, net of discount.................................              13,786              13,847
Deferred rent..............................................................              29,604              23,932
Prepaid financing costs, expenses and other assets, net of amortization....              19,629              16,214
                                                                                    -----------         -----------
     Total assets..........................................................         $ 2,685,061         $ 2,572,904
                                                                                    ===========         ===========

LIABILITIES
Mortgage loans payable.....................................................         $   617,031         $   740,806
Unsecured lines of credit..................................................             289,350             288,850
Unsecured senior notes, net of discount....................................             249,150                 --
Accounts payable and accrued expenses......................................              34,638              34,482
Security deposits..........................................................              20,140              16,073
                                                                                    -----------         -----------
     Total liabilities.....................................................           1,210,309           1,080,211
                                                                                    -----------         -----------

Minority interests.........................................................               2,945               2,953

PARTNERS' CAPITAL
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units
   outstanding at September 30, 2000 and December 31, 1999.................              50,000              50,000
General and limited partners, 65,681,000 and 65,509,000 common operating partnership units outstanding at September 30, 2000 and December 31, 1999,
    respectively...........................................................           1,421,807           1,441,907
Deferred compensation.....................................................               (5,730)                 --
Receivable from general partner for common operating partnership units.....                  --              (2,167)
                                                                                    -----------         -----------
     Total partners' capital...............................................           1,477,537           1,489,740
                                                                                    -----------         -----------
     Total liabilities and partners' capital...............................         $ 2,685,061         $ 2,572,904
                                                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
                                                                 --------------------------       --------------------------
                                                                    2000           1999               2000           1999
                                                                 ----------    ------------       ----------    ------------

Revenue......................................................     $  99,031     $  86,723           $ 281,565      $ 248,771
Property operating expenses..................................        29,516        26,744              81,584         74,698
                                                                  ---------     ---------           ---------      ---------
                                                                     69,515        59,979             199,981        174,073

General and administrative expenses..........................         1,890         1,715               5,184          4,584
Interest expense.............................................        20,345        16,047              56,967         43,685
Depreciation and amortization................................        22,528        17,810              63,952         51,198
Interest and other income....................................          (948)         (751)             (2,573)        (2,092)
                                                                  ---------     ---------           ---------      ---------
Income before minority interests.............................        25,700        25,158              76,451         76,698
Minority interests...........................................           (50)          (49)               (115)          (137)
                                                                  ---------     ---------           ---------      ---------
Net income...................................................     $  25,650     $  25,109           $  76,336      $  76,561
                                                                  =========     =========           =========      =========

Net income allocated to:
     Preferred units.........................................     $   1,078     $     276           $   3,234      $     276
                                                                  =========     =========           =========      =========
     Common units............................................     $  24,572     $  24,833           $  73,102      $  76,285
                                                                  =========     =========           =========      =========

Net income per common operating partnership unit:
     Basic...................................................     $    0.37     $    0.38           $    1.12      $    1.16
                                                                  =========     =========           =========      =========
     Diluted.................................................     $    0.37     $    0.38           $    1.11      $    1.16
                                                                  =========     =========           =========      =========

Weighted average common operating partnership units outstanding:
     Basic...................................................        65,607        65,509              65,521         65,509
                                                                  =========     =========           =========      =========
     Diluted.................................................        65,966        65,610              65,703         65,625
                                                                  =========     =========           =========      =========

                        ARDEN REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         --------------------------------

                                                                                               2000             1999
                                                                                         ---------------   --------------
OPERATING ACTIVITIES:
  Net income.......................................................................       $   76,336         $   76,561
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests.............................................................              115                137
    Depreciation and amortization..................................................           63,952             51,198
    Amortization of loan costs.....................................................            2,687              2,036
    Stock compensation expense.....................................................              212                 --
    Changes in operating assets and liabilities:
       Due from general partner....................................................             (649)              (324)
       Rent and other receivables..................................................            1,046             (1,539)
       Deferred rent...............................................................           (5,672)            (5,557)
       Prepaid financing costs, expenses and other assets..........................           (7,515)            (8,640)
       Accounts payable and accrued expenses.......................................            8,581              4,598
       Security deposits...........................................................            4,067              1,427
                                                                                          ----------         ----------
  Net cash provided by operating activities........................................          143,160            119,897
                                                                                          ----------         ----------
INVESTING ACTIVITIES:
  Acquisitions and improvements to investment in real estate.......................         (178,728)          (212,367)
                                                                                          ----------         ----------
FINANCING ACTIVITIES:
  Proceeds from mortgage loans......................................................          43,336            301,802
  Repayments of mortgage loans......................................................        (167,111)          (112,591)
  Proceeds from unsecured lines of credit...........................................         201,500            159,461
  Repayments of unsecured lines of credit...........................................        (201,000)          (212,061)
  Proceeds from issuance of preferred operation partnership units, net of offering                --             49,000
   costs............................................................................
  Proceeds from unsecured senior notes, net of discount.............................         249,150                 --
  Distributions to preferred operating partnership unit holders.....................          (3,234)                --
  Distributions paid to common operating partnership unit holders...................         (89,487)           (85,874)
  Increase in restricted cash.......................................................          (3,020)            (8,087)
  Distributions to minority interests...............................................            (123)              (107)
                                                                                          ----------         ----------
  Net cash provided by financing activities.........................................          30,011             91,543
                                                                                          ----------         ----------
  Net decrease in cash and cash equivalents.........................................          (5,557)              (927)
  Cash and cash equivalents at beginning of period..................................           7,056              4,578
                                                                                          ----------         ----------
  Cash and cash equivalents at end of period........................................      $    1,499         $    3,651
                                                                                          ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest, net of amount capitalized.............      $   55,164         $   47,842
                                                                                          ==========         ==========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

         The terms "Operating Partnership", "us", "we" and "our" as used in this report refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc.

         We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of September 30, 2000 and December 31, 1999, owned 96.7% of our common partnership units, or common OP Units. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

         Arden Realty conducts substantially all of its operations through us and our subsidiaries. As of September 30, 2000, we directly or indirectly owned a portfolio of 143 primarily office properties containing approximately 18.7 million net rentable square feet and two properties with approximately 442,000 net rentable square feet under development.

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

         Arden Realty's interest in us entitles it to share in cash distributions from, and in our profits and losses in proportion to its percentage ownership. Specific individuals and entities own our remaining common OP Units, including Messrs. Richard S. Ziman and Victor J. Coleman, our Chairman and Chief Executive Officer and our President and Chief Operating Officer, respectively, together with other entities and persons who were issued common OP Units in connection with our acquisition of specific properties previously owned by those entities and persons. Holders of common OP Units are entitled to cause us to redeem their common OP Units for cash. Arden Realty, however, may, instead of paying cash, elect to exchange those common OP Units for shares of its common stock on a one-for-one basis, subject to specific limitations. With each redemption or exchange of common OP Units, Arden Realty's percentage interest in us will increase.

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

3.       NEW ACCOUNTING STANDARDS

         In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133." These statements outline the accounting treatment for all derivative activity. We are in the process of completing our analysis of the impact of Statement No. 133 and do not expect adoption to have a significant effect on our consolidated results of operations or financial position. We are required to and will adopt Statement No. 133, as amended, on January 1, 2001.

         As of September 30, 2000 we have no outstanding interest rate cap or swaps or other types of derivative instruments.

4.       MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED SENIOR
         NOTES

         A summary of our outstanding indebtedness as of September 30, 2000 and December 31, 1999 is as follows:

                                                              Stated Annual
                               September 30,                 Interest Rate at                             Number of      Maturity
                                   2000       December 31,  September 30, 2000  Fixed/Floating           Properties       Month/
Type of Debt                    (unaudited)       1999          (unaudited)          Rate               Securing Loan      Year
------------                    -----------   ------------- ------------------  --------------          -------------     ------
                                      (in thousands)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)....    $   175,000    $   175,000           7.52%       Fixed                         18            6/04
Mortgage Financing III(2)..        136,100        136,100           6.74%       Fixed                         22            4/08
Mortgage Financing IV(2)...        111,200        111,200           6.61%       Fixed                         12            4/08
Mortgage Financing V(3)....        112,686        114,016           6.94%       Fixed                         12            4/09
Mortgage Financing VI(3)...         22,286         22,426           7.54%       Fixed                          3            4/09
Activity Business Center(3)          7,915          8,003           8.85%       Fixed                          1            5/06
145 South Fairfax(3).......          4,029          4,050           8.93%       Fixed                          1            1/27
Marin Corporate Center(3)..          3,088          3,168           9.00%       Fixed                          1            7/15
Conejo Business Center(3)..          3,034          3,114           8.75%       Fixed                    (Note 4)           7/15
Conejo Business Center(3)..          1,320          1,358           7.88%       Fixed                    (Note 4)           7/15
Westwood Center............             --         14,859            --            --                         --             --
299 North Euclid...........             --          5,000             --           --                         --             --
                               -----------    -----------
                                   576,658        598,294
Floating Rate
Construction Loan(6).......         40,373         22,037           8.63%       LIBOR + 2.00%            (Note 5)          12/00
Lehman Prepayable Term Loan
   II and III..............             --        120,475             --           --                         --             --
                               -----------    -----------
                                   617,031        740,806
UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo(1).............        214,350        280,850           7.78%       LIBOR + 1.15% (Note 7)        --            4/03
Lehman Brothers(1),(8).....         75,000             --           7.92%       LIBOR + 1.30%                 --            7/02
City National Bank(1)......             --          8,000             --        Prime Rate - 0.875%           --            8/01
                               -----------    -----------
                                   289,350        288,850
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(9)..............        199,539             --           8.88%       Fixed                         --            3/05
2010 Notes(9)..............         49,611             --           9.15%       Fixed                         --            3/10
                               -----------    -----------
                                   249,150             --
                               -----------    -----------

   Total Debt..............    $ 1,155,531    $ 1,029,656
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

(7) This line of credit also has an annual 25 basis point facility fee on the entire $275 million commitment amount.

(8)  This line of credit has a one-year extension option.

(9) Requires semi-annual interest payments only, with principal balance due upon maturity.

         On January 25, 2000, we expanded one of our two prepayable term loans with an affiliate of Lehman Brothers totaling $120.5 million by $25.0 million, resulting in a combined outstanding balance of $145.5 million for both loans. As discussed below, these loans were repaid in full in March 2000 with proceeds from the issuance of senior unsecured notes.

         On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.88% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.15% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1 and September 1 of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers, described above, totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit. These senior unsecured notes were issued in a private placement and resold in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. As part of issuing these notes, we filed a registration statement with the Securities and Exchange Commission enabling the holders of the notes to exchange the privately placed notes for publicly traded notes. This registration statement became effective on May 10, 2000 and by June 5, 2000 all holders of the privately placed notes had exchanged such notes for our registered notes.

         On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003.

         In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit were used to paydown a portion of our Wells Fargo unsecured line of credit.

         In September 2000, we repaid in full a $14.7 million mortgage loan secured by our Westwood Center building.

5.       PARTNERS' CAPITAL

         On July 27, 2000, we made a distribution of $0.465 per common operating partnership unit. In addition, on September 29, 2000, we made a distribution of approximately $1.1 million to our preferred unit holders.

6.       REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

         Revenue from rental operations and property operating expenses are summarized as follows (in thousands):

                                                               Three Months                      Nine Months
                                                            Ended September 30,              Ended September 30,
                                                         --------------------------      --------------------------
                                                            2000           1999             2000            1999
                                                         -----------    -----------      -----------    -----------
                                                                                (unaudited)
Revenue from Rental Operations:
   Rental..........................................       $  84,210     $ 74,193          $  241,726     $  216,034
   Tenant reimbursements...........................           4,403        4,554              12,213         10,890
   Parking, net of expenses .......................           4,812        3,826              13,199         10,583
   Other rental operations.........................           5,606        4,150              14,427         11,264
                                                          ---------     --------          ----------     ----------
                                                             99,031       86,723             281,565        248,771
                                                          ---------     --------          ----------     ----------
Property Operating Expenses:
   Repairs and maintenance.........................           8,668        8,255              25,965         24,180
   Utilities.......................................           9,570        8,608              22,206         21,487
   Real estate taxes...............................           6,857        5,765              19,449         17,181
   Insurance.......................................           1,056          992               3,140          2,962
   Ground rent.....................................             222          199               1,016            693
   Property administrative.........................           3,143        2,925               9,808          8,195
                                                          ---------     --------          ----------     ----------
                                                             29,516       26,744              81,584         74,698
                                                          ---------     --------          ----------     ----------
                                                          $  69,515     $ 59,979          $  199,981     $  174,073
                                                          =========     ========          ==========     ==========

7.       RELATED PARTY TRANSACTIONS

         Ms. Diana Laing resigned as Executive Vice President and Chief Financial Officer effective July 1, 2000 to become Senior Executive and Chief Financial Officer of a technology company. At the time of her resignation, Ms. Laing surrendered stock options valued at approximately $59,000 as well as 42,553 shares of Arden Realty's common stock underlying a promissory note in the amount of $1.0 million payable to Arden Realty. The value of the options and shares surrendered by Ms. Laing equaled the unpaid principal and interest of her promissory note.

         On July 28, 2000 Mr. Andrew Sobel returned to Arden Realty as our Executive Vice President. Mr. Sobel will focus on our corporate strategy, and oversee our capital allocation and capital market strategies as well as our technology initiatives.

8.       SUBSEQUENT EVENTS

         On October 13, 2000, we sold Evergreen Plaza, a 76,000 square foot retail property located in Thousand Oaks, California, for approximately $11.7 million and recorded a gain of approximately $2.2 million. Proceeds from this sale were used to repay a portion of our unsecured lines of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The  following   discussion  relates  to  our  consolidated   financial
statements and should be read in conjunction with the 1999 financial statements and related notes thereto included in our registration statement on Form S-4.

         We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, Inc., a real estate investment trust, or REIT, is our sole general partner and, as of September 30, 2000, owned 96.7% of our common operating partnership units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. We are managed by 11 senior executive officers who have an average of over 15 years of experience in the real estate industry. We perform all property management, accounting, finance and acquisition activities and a majority of our leasing transactions with our own staff of approximately 300 employees.

         As of September 30, 2000, we are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 143 primarily suburban office properties containing approximately 18.7 million net rentable square feet and two properties with approximately 442,000 net rentable square feet under development. As of September 30, 2000, our properties were approximately 95.9% leased, excluding an existing property under renovation.

         Our primary business strategy is to actively manage our portfolio to achieve gains in occupancy and rental rates, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing mature or slow growth properties and redeploy the proceeds into investments that we believe will generate higher yields.

RESULTS OF OPERATIONS

         Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of significant property renovations, development and acquisitions.

         Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999 (in thousands, except number of properties and percentages):


                                                           Three Months Ended
                                                               September 30,
                                                      ----------------------------             Dollar            Percent
                                                          2000             1999                Change            Change
                                                      ----------        ----------            --------          --------
                                                               (unaudited)
REVENUE
  Revenue from rental operations:
    Rental.....................................       $  84,210       $    74,193            $  10,017            14%
    Tenant reimbursements......................           4,403             4,554                 (151)           (3%)
    Parking, net of expenses...................           4,812             3,826                  986            26%
    Other rental operations....................           5,606             4,150                1,456            35%
                                                      ---------       -----------           ----------          -----
                                                         99,031            86,723               12,308            14%
  Interest and other income.....................            948               751                  197            26%
                                                      ---------       -----------           ----------          -----
    Total revenue..............................       $  99,979       $    87,474            $  12,505            14%
                                                      =========       ===========           ==========          =====

EXPENSES
  Property operating expenses:
    Repairs and maintenance....................       $   8,668       $     8,255            $     413             5%
    Utilities..................................           9,570             8,608                  962            11%
    Real estate taxes..........................           6,857             5,765                1,092            19%
    Insurance..................................           1,056               992                   64             6%
    Ground rent................................             222               199                   23            12%
    Property administrative....................           3,143             2,925                  218             7%
                                                      ---------       -----------           ----------          -----
       Total property operating expenses.......          29,516            26,744                2,772            10%

  General and administrative...................           1,890             1,715                  175            10%
  Interest.....................................          20,345            16,047                4,298            27%
  Depreciation and amortization................          22,528            17,810                4,718            26%
                                                      ---------       -----------           ----------          -----
    Total expenses.............................       $  74,279       $    62,316            $  11,963            19%
                                                      =========       ===========           ==========          =====

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period.......................              --                 1
  Completed and placed in service during period               1                --
  Owned at end of period.......................             143               142

NET RENTABLE SQUARE FEET:
  Acquired during period.......................              --               101
  Completed and placed in service during period             242                --
  Owned at end of period.......................          18,734            18,492

         Variances for revenue from rental operations and property operating expenses are discussed below.

         Interest and other income increased by approximately $197,000 or 26% for the three months ended September 30, 2000, as compared to the same period in 1999, primarily due to additional management fees for associations we manage and from higher interest income earned in 2000 on higher restricted cash balances due to increases in impounds for real estate taxes.

         General and administrative expenses as a percentage of total revenues were approximately 1.9% of total revenues for the three months ended September 30, 2000, which is consistent with general and administrative expenses of 2.0% of total revenues for the same period in 1999.

         Interest expense increased approximately $4.3 million or 27% during the three months ended September 30, 2000, as compared to the same period in 1999. Interest incurred increased due to both higher outstanding balances, primarily to fund a September 1999 property acquisition, tenant improvement and leasing commission costs and our development and renovation projects, and higher average interest rates in 2000.

         Depreciation and amortization expense increased by approximately $4.7 million or 26% during the three months ended September 30, 2000, primarily due to depreciation related to newly developed and renovated properties placed in service in 2000 and for capital expenditures, tenant improvements and leasing commissions placed in service after September 30, 1999.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

         The increase in revenue from rental operations and property operating expenses for the three months ended September 30, 2000 as compared to the same period in 1999 was partially due to a property we acquired in September 1999, a development property placed in service in the third quarter of 2000 and four properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the six properties that were either acquired or placed in service after July 1, 1999 or were under renovation for all or a potion of the period beginning after July 1, 1999 and for the 137 non-renovation properties we owned for all of the three month periods ended September 30, 2000 and 1999 (unaudited and in thousands, except for number of properties).


                                                                        Properties Acquired,          Properties Owned
                                                                        Placed in Service or           for all of the
                                                                          Under Renovation           Three Months Ended
                                                    Total Variance       after July 1, 1999     September 30, 2000 and 1999
                                                    --------------      ---------------------   ---------------------------
                                                                                                (1)

REVENUE FROM RENTAL OPERATIONS:
   Rental.......................................     $  10,017               $   3,697                 $   6,320
   Tenant reimbursements........................          (151)                     95                      (246)
   Parking, net of operations...................           986                     209                       777
   Other rental operations......................         1,456                   1,453                         3
                                                     ---------               ---------                 ---------
                                                     $  12,308               $   5,454                 $   6,854
                                                     =========               =========                 =========

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance......................     $     413               $     310                 $     103
   Utilities....................................           962                     298                       664
   Real estate taxes............................         1,092                     383                       709
   Insurance....................................            64                      35                        29
   Ground rent..................................            23                      --                        23
   Property administrative......................           218                     108                       110
                                                     ---------               ---------                 ---------
                                                     $   2,772               $   1,134                 $   1,638
                                                     =========               =========                 =========

OTHER DATA:
   Number of properties.........................                                     6                       137
   Net rentable square feet.....................                                 1,100                    17,634

----------

(1) See the Same Properties analysis below.

SAME PROPERTIES

         Following is a comparison of property operating data computed under generally accepted accounting principles, or "GAAP Basis," and excluding the straight-line rent adjustment, or "Cash Basis," for the 137 non-renovation properties we owned for the entire three month periods ended September 30, 2000 and 1999 (in thousands, except number of properties and percentages):



                                                          Three Months Ended
                                                             September 30,
                                                    -------------------------------       Dollar          Percent
                                                        2000              1999            Change          Change
                                                    -------------     -------------    -----------      ----------
                                                              (unaudited)
GAAP BASIS:
Revenue from rental operations.................     $  92,694          $  85,840        $  6,854             8.0%
Property operating expenses....................        28,074             26,436           1,638             6.2%
                                                    ---------          ---------       ---------        ---------
       Net.....................................     $  64,620          $  59,404        $  5,216             8.8%
                                                    =========          =========        ========        =========

CASH BASIS (1):

Revenue from rental operations.................     $  90,228          $  83,994        $  6,234             7.4%
Property operating expenses....................        28,074             26,436           1,638             6.2%
                                                    ---------          ---------       ---------        ---------
       Net.....................................     $  62,154          $  57,558        $  4,596             8.0%
                                                    =========          =========        ========        =========

Number of non-renovation properties............           137                137
Average occupancy..............................         94.9%              91.8%
Net rentable square feet.......................        17,634             17,634

----------

(1)      Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $6.8 million, or 8.0%, during the three months ended September 30, 2000, compared to the same period in 1999. Approximately $6.3 million of this difference was related to rental revenue, of which $5.7 million was related to scheduled rents and $600,000 was related to increases in straight-line rent. Approximately 55% of the increase in scheduled rents was due to higher average occupancy in 2000 and the remaining 45% was related to rental rate increases. The increase in straight-line rent was primarily due to new leases and extensions signed with higher rental rate escalations than in 1999. These increases were partially offset by an approximate $250,000 decrease in tenant reimbursements. This $250,000 decrease was the result of an approximate $310,000 increase in tenant reimbursements related to higher utility expenses in San Diego County offset by an approximate $560,000 decrease in other tenant reimbursements, primarily due to the timing of prior year reimbursement reconciliations. In 1999, the majority of the final 1998 reimbursement adjustments were recorded in the third quarter, whereas the majority of the final 1999 reimbursement adjustments were recorded in the second quarter of 2000. Parking income also increased by approximately $750,000 in 2000 primarily due to increases in occupancy and rates.

         Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended September 30, 2000, computed on a Cash Basis, increased by approximately $6.2 million or 7.4%.

         Property operating expenses for these properties increased by approximately $1.6 million, or 6.2%, during the three months ended September 30, 2000, compared to the same period in 1999, primarily due to higher utility and real estate tax expenses in 2000. The approximate $664,000 increase in utility expenses was primarily due to an approximate $350,000 increase related to utility rate increases in San Diego County (most of which was recovered, as discussed above), and higher utility usage related to the increase in average occupancy for these properties in 2000. Real estate taxes increased by approximately $709,000 in 2000 due to normal annual increases and final assessments on certain properties. Property administrative expenses were also approximately $110,000 higher in 2000, primarily related to additional resources and costs incurred in connection with efforts to increase portfolio-wide occupancy levels.

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES):

                                                               Nine Months Ended
                                                                 September 30,
                                                           ---------------------------           Dollar        Percent
                                                              2000             1999              Change         Change
                                                           ----------       ----------         ----------     ----------
                                                                   (unaudited)
REVENUE
  Revenue from rental operations:
    Rental..........................................      $ 241,726        $ 216,034           $ 25,692           12%
    Tenant reimbursements...........................         12,213           10,890              1,323           12%
    Parking, net of expenses........................         13,199           10,583              2,616           25%
    Other rental operations.........................         14,427           11,264              3,163           28%
                                                          ---------        ---------           --------        ------
                                                            281,565          248,771             32,794           13%
  Interest and other income.........................          2,573            2,092                481           23%
                                                          ---------        ---------           --------        ------
    Total revenue...................................      $ 284,138        $ 250,863           $ 33,275           13%
                                                          =========        =========           ========        ======

EXPENSES
  Property operating expenses:
    Repairs and maintenance.........................      $  25,965        $  24,180           $  1,785            7%
    Utilities.......................................         22,206           21,487                719            3%
    Real estate taxes...............................         19,449           17,181              2,268           13%
    Insurance.......................................          3,140            2,962                178            6%
    Ground rent.....................................          1,016              693                323           47%
    Property administrative.........................          9,808            8,195              1,613           20%
                                                          ---------        ---------           --------        ------
       Total property operating expenses............         81,584           74,698              6,886            9%

  General and administrative........................          5,184            4,584                600           13%
  Interest..........................................         56,967           43,685             13,282           30%
  Depreciation and amortization.....................         63,952           51,198             12,754           25%
                                                          ---------        ---------           --------        ------
    Total expenses..................................      $ 207,687        $ 174,165           $ 33,522           19%
                                                          =========        =========           ========        ======

OTHER DATA:
NUMBER OF PROPERTIES
  Acquired during period............................             --                4
  Completed and placed in service during period.....              1               --
  Owned at end of period............................            143              142

NET RENTABLE SQUARE FEET:
  Acquired during period............................             --              524
  Completed and placed in service during period.....            242               --
  Owned at end of period............................         18,734           18,492

         Variances for revenue from rental operations and property operating expenses are discussed below.

         Interest and other income increased by approximately $481,000 or 23% during the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to higher interest income earned in 2000 on higher restricted cash balances required by certain mortgage loans entered into after January 1, 1999 as well as additional management fees for associations we manage.

         General and administrative expenses as a percentage of total revenues remained consistent at approximately 1.8% for the nine months ended September 30, 2000, and for the same period in 1999.

         Interest expense increased approximately $13.3 million or 30% during the nine months ended September 30, 2000, as compared to the same period in 1999. Interest incurred increased due to both higher outstanding balances, primarily to fund four property acquisitions in 1999, tenant improvement and leasing commission costs and for our development and renovation projects, and higher average interest rates in 2000.

         Depreciation and amortization expense increased by approximately $12.8 million or 25% during the nine months ended September 30, 2000, primarily due to depreciation related to properties acquired in 1999, newly developed and renovated properties placed in service in 2000, and for capital expenditures, tenant improvements and leasing commissions placed in service after September 30, 1999.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

         The increase in revenue from rental operations and property operating expenses for the nine months ended September 30, 2000 as compared to the same period in 1999 was partially due to the four properties we acquired during 1999, a development property placed in service in the third quarter of 2000 and the five properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the ten properties that were either acquired or placed in service after January 1, 1999 or were under renovation for all or a portion of the period beginning after January 1, 1999 and for the 133 non-renovation properties we owned for all of the nine month periods ended September 30, 2000 and 1999 (in thousands, except number of properties).

                                                                        Properties Acquired,          Properties Owned
                                                                        Placed in Service or           for all of the
                                                                          Under Renovation            Nine Months Ended
                                                    Total Variance     after January 1, 1999    September 30, 2000 and 1999 (1)
                                                    --------------     ---------------------    -------------------------------

REVENUE FROM RENTAL OPERATIONS:
   Rental.......................................        $ 25,692             $  12,381                 $  13,311
   Tenant reimbursements........................           1,323                   415                       908
   Parking, net of operations...................           2,616                   982                     1,634
   Other rental operations......................           3,163                 2,431                       732
                                                        --------             ---------                 ---------
                                                        $ 32,794             $  16,209                 $  16,585
                                                        ========             =========                 =========

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance......................        $  1,785             $   1,525                 $     260
   Utilities....................................             719                 1,233                      (514)
   Real estate taxes............................           2,268                 1,005                     1,263
   Insurance....................................             178                   146                        32
   Ground rent..................................             323                     -                       323
   Property administrative......................           1,613                   378                     1,235
                                                        --------             ---------                 ---------
                                                        $  6,886             $   4,287                 $   2,599
                                                        ========             =========                 =========
OTHER DATA:
   Number of properties.........................                                    10                       133
   Net rentable square feet.....................                                 1,834                    16,900

----------

(1) See the Same Properties analysis below.

SAME PROPERTIES

         Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 133 non-renovation properties we owned for the entire nine month periods ended September 30, 2000 and 1999 (in thousands, except number of properties and percentages):

                                                         Nine Months Ended
                                                            September 30,
                                                    -------------------------------       Dollar           Percent
                                                        2000              1999            Change           Change
                                                    -------------     -------------    -----------       ----------
                                                             (unaudited)
GAAP BASIS:
Revenue from rental operations.................     $  257,252         $  240,667       $  16,585             6.9%
Property operating expenses....................         74,911             72,312           2,599             3.6%
                                                    ----------         ----------       ---------        ---------
       Net.....................................     $  182,341         $  168,355       $  13,986             8.3%
                                                    ==========         ==========       =========        =========

CASH BASIS (1):
Revenue from rental operations.................     $  251,778         $  235,751       $  16,027             6.8%
Property operating expenses....................         74,911             72,312           2,599             3.6%
                                                    ----------         ----------       ---------        ---------
       Net.....................................     $  176,867         $  163,439       $  13,428             8.2%
                                                    ==========         ==========       =========        =========

Number of non-renovation properties............            133                133
Average occupancy..............................          94.8%              92.1%
Net rentable square feet.......................         16,900             16,900

----------

(1) Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $16.6 million, or 6.9%, during the nine months ended September 30, 2000, compared to the same period in 1999. Approximately $13.3 million of this difference was related to rental revenue, of which $12.7 million was related to scheduled rents and $600,000 was related to increases in straight-line rent. Approximately 60% of the increase in scheduled rents was due to higher average occupancy in 2000 and the remaining 40% was related to rental rate increases. The increase in straight-line rent was primarily due to new leases and extensions signed with higher rental rate escalations than in 1999. Revenue from rental operations was also higher due to an approximate $900,000 increase in tenant reimbursements, a $1.6 million increase in parking income and an approximate $700,000 increase in other rental operations. Tenant reimbursements and parking income increased primarily due to the approximate 2.7% increase in occupancy in 2000, while other rental operations increased primarily due to additional signage, satellite and after-hour utility billings.

         Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the nine months ended September 30, 2000, computed on a Cash Basis, increased by approximately $16.0 million or 6.8%.

         Property operating expenses for these properties increased by approximately $2.6 million, or 3.6%, during the nine months ended September 30, 2000, compared to the same period in 1999, primarily due to higher real estate tax, contingent ground rent, and property administrative expenses in 2000, these increases were partially offset by lower utilities expense in 2000. Real estate taxes increased by approximately $1.3 million in 2000 due to normal annual increases and final assessments on certain properties. Ground rent expense increased by $323,000 due to higher operating income from one of our properties with a participating ground lease. Due to our continued focus on raising our portfolio-wide occupancy, property administrative expenses were also approximately $1.2 million higher in 2000. These increases in property operating expenses in 2000 were partially offset by a $514,000 decrease in utility expense as a result of savings achieved from energy enhancing capital improvements completed during 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash provided by operating activities increased by approximately $23.3 million to $143.2 million for the nine months ended September 30, 2000, as compared to $119.9 million for the same period in 1999, primarily due to improved operating results, net of depreciation and amortization, from our property portfolio.

         Cash used in investing activities decreased by approximately $33.7 million, to $178.7 million for the nine months ended September 30, 2000 compared to $212.4 million for the same period in 1999. This decrease was primarily due to $89.8 million used in 1999 to acquire four properties which was partially offset by an increase of approximately $56.1 million used in 2000 for capital expenditures related to our increased development and renovation activity and higher costs associated with tenant improvement build-outs resulting from occupancy gains achieved in 2000.

         Cash provided by financing activities decreased by approximately $61.5 million to an inflow of $30.0 million for the nine months ended September 30, 2000, as compared to an inflow of $91.5 million for the same period in 1999. Cash provided by financing activities for the nine months ended September 30, 2000 consisted primarily of net proceeds from our offering of unsecured senior notes partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to our general and limited partners.
                                            .
AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

         We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2001. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 2000, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

         On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.88% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.15% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers totaling $145.5 million, a $5.0 million mortgage loan and approximately $96.1 million under our unsecured lines of credit.

         On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo, or the Lenders. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of September 30, 2000, there was approximately $214.4 million outstanding on this line of credit and approximately $60.6 million was available for additional borrowings.

         In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit were used to paydown a portion of our Wells Fargo unsecured line of credit.

         Following is a summary of scheduled principal payments for our total debt outstanding as of September 30, 2000 (in thousands):

  Year                                                                Amount
  ----                                                                ------

   2000......................................................   $    41,014(1)
   2001......................................................         2,501
   2002......................................................        77,702(2)
   2003......................................................       219,888(3)
   2004......................................................       182,302
   2005......................................................       207,918
   2006......................................................        15,303
   2007......................................................         8,895
   2008......................................................       230,388
   2009......................................................       112,063
   Thereafter................................................        57,557
                                                                -----------
     Total...................................................   $ 1,155,531
                                                                ===========
----------
(1) Consists primarily of $40.4 million outstanding on our 6060 Center Drive construction loan which has two one-year extension options.

(2) Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one-year extension option.

(3) Consists primarily of $214.4 million outstanding on our Wells Fargo line of credit.


         Following is certain other information related to our indebtedness as of September 30, 2000 (in thousands, except percentage data):

         UNSECURED AND SECURED DEBT:
         ---------------------------
                                                                                     Weighted
                                                                                     Average
                                                   Balance          Percent       Interest Rate (1)
                                                -------------   --------------   ----------------

         Unsecured Debt......................    $   538,500             47%             8.73%
         Secured Debt........................        617,031             53%             7.50%
                                                 -----------     -----------       -----------
         Total Debt..........................    $ 1,155,531            100%             8.07%
                                                 ===========     ===========       ===========

         FLOATING AND FIXED RATE DEBT:
         -----------------------------
                                                                                     Weighted
                                                                                     Average
                                                   Balance          Percent       Interest Rate (1)
                                                -------------   --------------   ----------------
         Floating Rate Debt..................    $   329,723             29%             8.45%
         Fixed Rate Debt.....................        825,808             71%             7.93%
                                                 -----------     -----------       -----------
         Total Debt..........................    $ 1,155,531            100%             8.07%
                                                 ===========     ===========       ===========

----------
(1) Includes amortization of prepaid financing costs.

         Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

                                       For the Three Months Ended September 30,  For the Nine Months Ended September 30,
                                       ----------------------------------------  ---------------------------------------
                                             2000                  1999                2000                  1999
                                           --------              --------           --------              --------
Total interest incurred...........         $ 23,476            $  18,372            $  66,660            $  50,718
Amount capitalized................           (3,131)              (2,325)              (9,693)              (7,033)
                                           --------            ---------            ---------            ---------
Amount expensed...................         $ 20,345            $  16,047            $  56,967            $  43,685
                                           ========            =========            =========            =========

                                      -18-

         As of September 30, 2000, we had $23.0 million in cash and cash equivalents, including $13.8 million in restricted cash representing interest bearing cash deposits required by five of our mortgage loans payable. Also included in cash and cash equivalents were $7.7 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

         As of September 30, 2000, we had $70.6 million available under our lines of credit.

         We have identified certain mature, slow growth assets that we may dispose of throughout the next several years. Due to future market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into what we believe will be higher yielding investments, which may include development of office buildings, acquisitions or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

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

         We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through the refinancing of existing indebtedness and/or the issuance of long-term debt and equity securities.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         The following table reflects the calculation of our funds from operations and our funds available for distribution for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):

                                                                 For the                              For the
                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                    --------------------------------      -------------------------------
                                                        2000                 1999            2000                 1999
                                                     ---------            ---------        ---------           ---------
FUNDS FROM OPERATIONS(1):                                                        (unaudited)

  Net income..................................       $  25,650            $  25,109        $  76,336           $   76,561
  Depreciation and amortization
    of real estate assets.....................          22,528               17,810           63,952               51,198
  Income allocated to Preferred Operating
    Partnership Units.........................          (1,078)                (276)          (3,234)                (276)
                                                     ---------            ---------        ---------           ----------
Funds From Operations.........................       $  47,100            $  42,643        $ 137,054           $  127,483
                                                     =========            =========        =========           ==========

FUNDS AVAILABLE FOR DISTRIBUTION(2):

   Funds From Operations                             $  47,100            $  42,643       $  137,054           $  127,483
   Straight-line rent adjustment..............          (2,330)              (1,990)          (5,672)              (5,557)
   Capital expenditure, tenant improvement
     and leasing commission reserve...........          (7,600)              (6,765)         (23,094)             (20,460)
                                                     ---------            ---------        ---------           ----------
Funds Available for Distribution..............       $  37,170            $  33,888        $ 108,288           $  101,466
                                                     =========            =========        =========           ==========

Weighted average common operating
   partnership units outstanding - Diluted              65,966               65,610           65,703               65,625
                                                     =========            =========        =========           ==========

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

(2) Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions.

PORTFOLIO AND LEASE INFORMATION

         The following tables set forth certain information regarding our properties as of September 30, 2000.

                                PORTFOLIO SUMMARY

                                                                                                   Net Operating Income
                                                                                               (in thousands and unaudited)
                                                                                           --------------------------------------
                                                                                              For the Three       For the Nine
                                                      Approximate Net Rentable Square Feet    Months Ended        Months Ended
      Location             Number of Properties                  (in thousands)            September 30, 2000  September 30, 2000
--------------------- ------------------------------- ------------------------------------ ------------------  ------------------
                            Industrial                         Industrial
                               and              % of              and               % of              % of                 % of
                      Office  Retail    Total   Total  Office    Retail     Total   Total    Total    Total      Total     Total
                      ------  ------    -----   -----  ------    ------     -----   -----    -----    -----      -----     -----
Los Angeles County
  West..............     30       1       31      22%    5,238      37     5,275      28%  $  25,617    37%    $  71,005     36%
  North.............     32       -       32      22%    2,877       -     2,877      16%     10,849    16%       31,910     16%
  South.............     16       -       16      11%    2,202       -     2,202      12%      6,485     9%       20,309     10%
  Central...........      3       -        3       2%      609       -       609       3%      2,856     4%        6,703      3%
                      -----   ------   -------- -----  -------  --------  --------- -----  ---------  -----   ----------   -----
   Subtotal.........     81       1       82      57%   10,926      37    10,963      59%     45,807    66%      129,927     65%

Orange County.......     21       -       21      15%    3,317       -     3,317      18%     11,130    16%       32,710     16%
San Diego County....     21       -       21      15%    2,487       -     2,487      13%      8,502    12%       24,660     12%
Ventura County......      4       -        4       3%      562       -       562       3%      1,780     3%        5,121      3%
Riverside/San
  Bernardino
   Counties.........      8       4       12       8%      554     415       969       5%      1,616     2%        5,261      3%
Kern County.........      2       -        2       1%      216       -       216       1%        484     1%        1,961      1%
                      -----   ------   -------- -----  -------  --------  --------- -----  ---------  -----   ----------   -----
   Subtotal.........    137       5      142      99%   18,062     452    18,514      99%     69,319   100%      199,640    100%
Renovation
  Properties........      1       -        1       1%      220       -       220       1%        196     -           341      -
                      -----   ------   -------- -----  -------  --------  --------- -----  ---------  -----   ----------   -----
     Total..........    138       5      143(1)  100%   18,282     452    18,734(1)  100%  $  69,515   100%   $  199,981    100%
                      =====   ======   ======== =====  =======  ========  ========= =====  =========  =====   ==========   =====

----------

(1) Including two office properties currently under development, our total portfolio consists of 145 properties and approximately 19.2 million rentable square feet.


                     PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                                      Percent Occupied               Percent Leased                  Annualized Base Rent
Location                                 at 9/30/00                    at 9/30/00                Per Leased Square Foot (1)
-----------------------------    ---------------------------    --------------------------    ----------------------------------
                                                                                                                           Full
                                          Industrial                     Industrial                  Industrial           Service
                                             and                            and                         and                Gross
                                 Office    Retail     Total     Office    Retail    Total    Office    Retail    Total   Leases (2)
                                 ------    ------     -----     ------    ------    -----    ------    ------    -----   ----------
Los Angeles County:
  West......................       94.7%   100.0%     94.7%      96.6%    100.0%    96.6%   $ 24.41   $ 24.60   $ 24.42   $ 24.41
  North.....................       92.5%      -       92.5%      93.1%       -      93.1%     20.30       -       20.30     21.58
  South.....................       94.4%      -       94.4%      96.3%       -      96.3%     17.93       -       17.93     19.38
  Central...................       94.7%      -       94.7%      95.1%       -      95.1%     19.78       -       19.78     19.78
Orange County...............       96.4%      -       96.4%      96.8%       -      96.8%     16.69       -       16.69     19.63
San Diego County............       97.5%      -       97.5%      97.7%       -      97.7%     16.28       -       16.28     19.15
Ventura County..............       99.2%      -       99.2%      99.5%       -      99.5%     17.17       -       17.17     17.17
Riverside/San
  Bernardino Counties.......       84.0%    96.7%     89.4%      86.8%     96.7%    91.1%     14.99      8.79     12.17     17.66
Kern County.................       86.3%      -       86.3%      86.3%       -      86.3%     17.21       -       17.21       -
                                  ------   ------    ------     ------    ------   ------   -------   -------   -------   -------
  Subtotal/ Weighted
    Average.................       94.7%    97.0%     94.8%      95.8%     97.0%    95.9%     19.68     10.13     19.44     21.53

Renovation Properties.......       31.8%      -       31.8%      47.0%       -      47.0%     20.30       -       20.30     20.30
                                  ------   ------    ------     ------    ------   ------   -------   -------   -------   -------

  Total/ Weighted Average...       94.0%    97.0%     94.0%      95.2%     97.0%    95.3%   $ 19.68   $ 10.13   $ 19.45   $ 21.52
                                  ======   ======    ======     ======    ======   ======   =======   =======   =======   =======

  ----------

(1) Based on monthly contractual base rent under existing leases as of September 30, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 48 properties and 4,722,281 net rentable square feet under triple net and modified gross leases.


                                LEASE EXPIRATIONS

                            As of September 30, 2000


                                                      Percentage
                                       Square             of              Annualized                               Percentage
                                     Footage of        Aggregate         Base Rent of       Estimated Market        Change of
                                      Expiring         Portfolio           Expiring         Rent of Expiring       Market Rent
                                       Leases            Leased             Leases               Leases           over Expiring
Year of Lease Expiration           (in thousands)     Square Feet     (per square foot)   (per square foot)(1)         Rents
---------------------------        --------------    -------------    -----------------   --------------------    -------------

Month-to-Month............             309                2%             $   19.90             $  24.45                23%
2000 (2)..................             498                3%             $   16.75             $  21.05                26%
2001.....................            2,180               12%             $   19.34             $  24.46                26%
2002.....................            2,797               16%             $   18.65             $  25.78                38%
2003.....................            3,075               17%             $   20.28             $  26.56                31%
2004.....................            2,746               15%             $   20.67             $  26.86                30%

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

(2)  Represents leases expiring from October 1, 2000 through December 31, 2000.

                                 LEASING ACTIVITY

             For the Three and Nine Months Ended September 30, 2000

                                                                        Weighted Average            Tenant Improvements
                           Net Absorption                                  Lease Term                 and Commissions
                          (square feet)        Retention Rate (1)          (in months)               (per square foot)
---------------------   ------------------    -------------------      -------------------     ----------------------------

                                                                                                    New (2)       Renewal
                                                                                                    -------       -------
Three Months
  Ended 9/30/00                 61,303                    78%                      56.3             $ 16.15       $  8.40
                         =============           ============            ==============             =======       =======
Nine Months
  Ended 9/30/00               471,444                     74%                      55.6             $ 15.88       $  9.70
                         =============           ============            ==============             =======       =======

----------

(1) Percentage of leased square feet in which tenants were retained at lease expiration.

(2)  Excludes all first generation space.


                         DEVELOPMENT/RENOVATION SUMMARY

                            As of September 30, 2000

                                                                                                            Estimated
                                           Costs                       Percent    Estimated                   Year 1      Estimated
                                          Incurred       Estimated     Leased   Construction   Estimated    Stabilized     Year 1
                                           To Date     Total Cost (1)    at      Completion  Stabilization   Cash NOI      Annual
  Property                 Square Feet (in thousands) (in thousands)  10/24/00      Date          Date     (in thousands) Cash Yield
  --------                 ----------- -------------- --------------  --------  ------------ ------------- -------------- ----------
  Development:
  Howard Hughes Center
    Univision Building        158,473    $  15,645    $  51,700         100%    3rd Qtr 2001  3rd Qtr 2001    $ 5,199        10.1%
    6080 Center Drive         283,204       33,388       72,750          78%    2nd Qtr 2001  4th Qtr 2001    $ 8,288        11.4%
    Unallocated Acquisition
  and Master Plan
      Costs (1),(2)                --       22,766       34,600
                             --------   ----------    ---------
  Total Development
   Properties                 441,677       71,799      159,050

  Renovation:
  Tourney Pointe              219,991       32,454       33,500          47%    Complete      4th Qtr 2000    $ 2,943         8.8%
                             --------   ----------    ---------

  Total Properties under
   Development and
      Renovation              661,668    $ 104,253    $ 192,550
                             ========    =========    =========

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

         Subsequent to September 30, 2000 we commenced construction on 6100 Center Drive, a multi-tenant office building at the Howard Hughes Center. This approximate 280,000 square foot building has a similar design as our 6080 Center Drive project. In addition, we have preliminary architectural designs completed for two additional build-to-sit buildings at the Howard Hughes Center, totaling an additional approximate 350,000 square feet.

         In addition to our development at the Howard Hughes Center project, we have completed preliminary designs and are marketing an approximate 170,000 square foot build-to-suit office building at our Long Beach Airport Business Park. Depending on market conditions, we do not intend to commence construction on this project unless we can achieve yields commensurate with the project's development risk.

         Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of our properties, and our ability to maintain and manage the properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate (which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office and other competing commercial properties). The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with the "Risk Factors" as stated in our registration statement on Form S-4, particularly "--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California," "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," "--The Financial Condition And Solvency Of Our Tenants May Reduce Our Cash Flow," "--Increase In Taxes And Regulatory Compliance Costs May Reduce Our Revenue," "--We May Acquire Properties Through Partnerships Or Joint Ventures With Third Parties That Could Result In Financial Dependency And Management Conflicts," "--We May Not Be Able To Integrate Or Finance Our Acquisitions and Renovation Activities And Our Acquisitions And Renovations May Not Perform As Expected," "--We May Not Be Able To Integrate Or Finance Our Development Activities," and " "--We May Not Be Able To Expand Into New Markets Successfully."

         We undertake no obligation to update or revise these estimates.

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

         Certain of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances at September 30, 2000, a one percentage point increase in interest rates on our $329.7 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.3 million and would not have an impact on the floating rate debt fair value. A one percentage point decrease in interest rates on our $329.7 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.3 million and would not have an impact on the floating rate debt fair value. A one percentage point increase or decrease in interest rates on our secured note receivable would not have a material impact on annual future earnings, cash flows and its fair value.

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


                               ARDEN REALTY LIMITED PARTNERSHIP
                               By:  Arden Realty, Inc.
                               Its: General Partner



Date: November 13, 2000           By: /s/  Andrew J. Sobel
                                    --------------------------------------------
                                    Andrew J. Sobel
                                    Executive Vice President




Date: November 13, 2000           By: /s/  Daniel S. Bothe
                                    --------------------------------------------
                                    Daniel S. Bothe
                                    Senior Vice President and
                                    Co-Chief Financial Officer




Date: November 13, 2000           By: /s/  Richard S. Davis
                                    --------------------------------------------
                                    Richard S. Davis
                                    Senior Vice President,
                                    Co-Chief Financial Officer and
                                    Treasurer