Form 10-K
period 2000-12-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2001-03-30
CIK 1111853

                                  [ARDEN LOGO]

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM    TO

                        COMMISSION FILE NUMBER 000-30571

                        ARDEN REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           MARYLAND                                    95-4599813
(State or other jurisdiction of                (IRS Employer I.D. Number)
incorporation or organization)

                      11601 WILSHIRE BOULEVARD FOURTH FLOOR
                       LOS ANGELES, CALIFORNIA 90025-1740
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 966-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable. No market for the Registrant's common equity exists and, therefore, a market value for such units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference Arden Realty, Inc.'s Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of Arden Realty Inc.'s fiscal year pursuant to Regulation 14A.

================================================================================

                        ARDEN REALTY LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


ITEM                                                                                                  PAGE
NO.                                                                                                    NO.
----                                                                                                  ----
                                     PART I
1.   Business......................................................................................    3
2.   Properties....................................................................................    7
3.   Legal Proceedings.............................................................................   19
4.   Submission of Matters to a Vote of Security Holders...........................................   19

                                     PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................   20
6.   Selected Financial Data.......................................................................   21
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........   23
7A.  Quantitative and Qualitative Disclosure about Market Risk.....................................   33
8.   Financial Statements and Supplementary Data...................................................   41
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   41

                                    PART III
10.  Directors and Executive Officers of the Registrant............................................   42
11.  Executive Compensation........................................................................   42
12.  Security Ownership of Certain Beneficial Owners and Management................................   42
13.  Certain Relationships and Related Transactions................................................   42

                                     PART IV
14.  Exhibits, Financial Statements and Reports on Form 8-K........................................   43

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL

       The terms "us", "we" and "our" as used in this report refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc. We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of December 31, 2000, owned 96.7% of our common partnership units, or common OP Units.

(b) INDUSTRY SEGMENTS

       We are currently involved in only one industry segment, namely the operation of commercial real estate located in Southern California. All of the financial information contained in this report relates to this industry segment.

(c) DESCRIPTION OF BUSINESS

       We are a full-service real estate organization managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years of experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.

       As of December 31, 2000, we were Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. Since our formation in 1996, we have acquired 118 properties containing approximately 14.5 million net rentable square feet for a total purchase price of approximately $1.9 billion. As of December 31, 2000, our portfolio consisted of 142 primarily office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of December 31, 2000, our properties were approximately 95.5% leased.

       PORTFOLIO MANAGEMENT

       We perform all portfolio management activities, including management of all lease negotiations, construction management of tenant improvements, or tenant build-outs, property renovations, capital expenditures and on-site property management for our portfolio. We directly manage these activities from approximately 45 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistency of the application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is managed by a regional manager who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, our Regional Service Teams. By maintaining a regionally focused organizational structure headed by seasoned managers, we are able to quickly respond to our tenants' needs and market opportunities.

       All of our management and regional offices are networked with our corporate office and have access to the Internet and our e-mail, accounting and lease management systems. Our accounting and lease management systems employ the latest technology and allow both corporate and field personnel access to tenant and prospective tenant-related information to enhance responsiveness and communication of marketing and leasing activity for each property.

       We currently lease approximately 70% of our properties using our in-house staff. We employ outside brokers who are monitored by our regional managers for the remainder of our properties. Our in-house leasing program allows us to closely monitor rental rates and lease terms for new and renewal leases and reduce third-party leasing commissions.

       BUSINESS STRATEGIES

       Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, to control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing mature or slow growth properties and deploy the proceeds into investments that we believe will generate higher yields.

       Through our corporate office and regional offices, we implement our business strategies by:

       - using integrated decision making to provide pro-active solutions to the space needs of users in the markets where we have extensive real estate and technical expertise;

       -      emphasizing quality service, tenant satisfaction and retention;

       -      employing intensive property marketing and leasing programs; and

       - implementing cost control management techniques and systems that capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio.

       We believe the implementation of these operating practices has been instrumental in the increased occupancy and improved operating results of our portfolio.

              INTEGRATED DECISION MAKING

       We use a multidisciplinary approach to our decision making by having our management, leasing, construction management, acquisition, disposition and finance teams coordinate their activities to enhance responsiveness to market opportunities and to provide pro-active solutions to the space needs of users in the submarkets where we have extensive real estate and technical expertise. This integrated approach permits us to analyze the specific requirements of existing and prospective tenants and the economic terms and costs for each transaction on a timely and efficient basis. We are therefore able to commit to leasing, development, acquisition or disposition terms quickly, which facilitates an efficient completion of lease negotiation and tenant build-out, shorter vacancy periods after lease expirations and the timely completion of development, acquisition or disposition transactions.

              QUALITY SERVICE AND TENANT SATISFACTION

       We strive to provide quality service through our multidisciplinary operating approach resulting in timely responses to our tenants' needs. Our seasoned on-site teams interact and resolve most issues relating to tenant satisfaction and day-to-day operations. For portfolio-wide operational and administrative functions, our corporate office provides support to all regional offices and provides immediate response for critical operational issues. This customer service approach has contributed to an average tenant retention rate of approximately 75% since our formation.

              AGGRESSIVE LEASING

       The concentration of many of our properties within particular office submarkets and our relationships with a broad array of tenants and outside brokers enable us to pursue aggressive leasing strategies, to effectively monitor the office space requirements of existing and prospective tenants and to offer tenants a variety of space alternatives across our portfolio. In 2000, we signed approximately 1,000 leases for approximately 4.5 million net rentable square feet, including approximately 513,000 square feet of net absorption. We consider net absorption to consist of the total square feet of new and renewal leases signed less the total square feet of leases expired during a particular period.

              COST CONTROL AND OPERATING EFFICIENCIES

       The size and geographic focus of our portfolio permits us to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio, the ownership and management of multiple properties within particular submarkets and the maintenance of a centralized purchasing and accounting system for cost control at each of our properties.

       GROWTH STRATEGIES

       Based on our geographic focus in Southern California and our evaluation of local market conditions, we believe the following key factors provide us with opportunities to maximize returns:

       - the sound fundamentals of the Southern California real estate market, as measured by declining vacancy rates and increasing rental rates, particularly in the submarkets where our properties are located;

       - the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimum of developable land in many key submarkets; and

       - the strong diversification of the Southern California economy and our tenant base minimizes the dependence on any one industry segment.

              INTERNAL GROWTH

       We believe that opportunities exist to increase cash flow from our existing portfolio. We intend to pursue internal growth by:

       - leasing space and renewing leases as they expire at increasing rents and maximizing scheduled rent increases throughout the new lease term;

       - maintaining or improving current occupancy levels throughout our portfolio by active management and aggressive leasing;

       - controlling operating expenses through active cost control management and systems;

       - realizing economies of scale and concentration due to the size and geographic focus of our portfolio; and

       - sourcing new and innovative revenue streams while providing high quality services to our tenants.

              Maintaining or Improving Current Occupancy

       We believe that we have been successful in attracting, expanding and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each market to identify strong prospective tenants who are in need of new or additional space. We also strive to be responsive to the needs of existing tenants through our on-site professional management staff and by providing them with alternative space within our portfolio to accommodate their changing space requirements. Our success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants that have renewed or re-leased their space, leased additional space to support their expansion needs, or moved to other space within our portfolio.

              Leasing Space and Renewing Leases as They Expire at Increasing
Rents

       Rental rates for the majority of our leases are significantly lower than the current market rental rates. In 2000, vacancy rates decreased and average rental rates increased in our markets. During 2000, for all leases expiring that we renewed or released, rates increased approximately 20% over the expiring rates. Although it is difficult to predict future trends, we believe we will have opportunities to increase cash flow by renewing or re-leasing space at higher rents as leases expire and to maximize scheduled rent increases throughout the new lease terms.

              Cost Control Management and Systems

       We plan to continue controlling our operating expenses through active management at all of our properties. We focus on cost control in various areas of our operations. We continuously monitor the operating performance of our properties and employ energy-enhancing and expense recovery technologies when appropriate. These system enhancements include:

       -      lighting retrofits;

       - replacement of inefficient heating, ventilation and air conditioning systems;

       - computer-driven energy management systems that monitor and react to the climatic requirements of individual properties;

       - automated security systems that allow us to provide security services to our tenants at a lower cost;

       - enhancement of billing systems, which enable us to more efficiently recover operating expenses from our tenants; and

       - on-going preventive maintenance programs to operate our building systems efficiently, thereby reducing operating costs.

              Capitalizing on Economies of Scale and Concentration

       In order to capitalize on economies of scale and concentration arising from the size and geographic focus of our portfolio, our Regional Service Teams are often responsible for several properties, which spreads administrative and maintenance costs over those properties and reduces per square foot expenses. In addition, we believe that parking operations, building services and supplies contracted or purchased in bulk on a portfolio-wide basis will facilitate further benefits from these economies of scale and concentration.

              Sourcing Additional Revenue While Providing High Quality Services to Tenants

       By implementing the next generation of technology in our properties, we believe we will be able to further increase occupancy, tenant retention and rents in the future. In 1998, we entered into an agreement with a national technology/access management firm that has successfully marketed our rooftop space to telecommunications providers as antennae sites resulting in additional revenue and providing additional voice and data technology options to our tenants. In 1999, we entered into an agreement with a premium broadband internet access and applications services provider to deploy its building-centric, fiber optic network in a majority of our portfolio at their cost. During 2000 we completed the installation of this network. In addition to high speed Internet services, this network provides our tenants with a wide range of next generation business applications and e-commerce tools, including video and audio conferencing, e-mail and unified messaging.

              EXTERNAL GROWTH

       We believe in the sound fundamentals, diversity and potential of the Southern California commercial real estate market, and we intend to continue to focus our resources in this region. We have assembled a management team that has extensive experience and knowledge in this market that we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation and acquisition opportunities.

       Subject to capital availability and market conditions, our approach is to seek development, renovation and acquisition opportunities in Southern California submarkets where we have an existing presence and where the following conditions exist:

       -      low vacancy rates;

       - opportunities for rising rents due to employment growth and population movements;

       -      a minimal amount of developable land; and

       - significant barriers to entry because of constraints on new development, including challenging local entitlement processes, strictly enforced height and density restrictions and governmental requirements resulting in significant additional construction costs.

       COMPETITION

       We compete with other owners and developers of office properties to attract tenants to our properties and obtain suitable land for development. Ownership of competing properties is currently diversified among many different types, from publicly traded companies and institutional investors, including other REITs, small enterprises and individual owners. No one owner or group of owners currently dominate or significantly influence the markets in which we operate. See "Risk Factors - Competition affects occupancy levels, rents and the cost of land which could adversely affect our revenues."

       CALIFORNIA ELECTRIC UTILITY DEREGULATION

       Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Approximately 55% of our buildings and 56% of the total net rentable square footage of our portfolio are located within municipalities that either do not produce their own power or have not entered into long term fixed price contracts. These properties may be subject to intermittent service interruptions or rate increases from their utility providers. The remaining portion of our portfolio is located in areas that are not expected to be subject to intermittent electric service interruptions and significant electric rate increases.

       Approximately 19% of our buildings and 15% of the total net rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. We estimate that we will be able to recover approximately 90% of any utility cost increases from our tenants. See "Risk Factors - Rising energy costs and power outages in California may have an adverse effect on our operations and revenue."

       Since 1999, Arden has applied considerable resources to energy enhancement programs with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. For the past two years, we have been recognized by the Environmental Protection Agency with the national Commercial Real Estate Partner of the Year award for our performance in the Energy Star Program. The competition involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiency. Of the 215 total Energy Star designated office buildings awarded nationally, 93 were awarded in California, of those, we had 80 award-winning buildings and were cited for having the most energy efficient buildings within a single portfolio in the nation.

       We are also working with other companies to provide new applications of Distributed Generation, or on-site energy systems, such as solar microturbines, natural gas reciprocating engines, fuel cells and other "green" power alternatives. Lastly, we maintain ongoing communication with our tenants to assist them in ways to lower consumption in their workplace.

       EMPLOYEES

       As of December 31, 2000, we had approximately 300 full-time employees that perform all of our property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions.

(d) FOREIGN OPERATIONS

       We do not engage in any foreign operations or derive any revenue from foreign sources.

ITEM 2. PROPERTIES

       Existing Portfolio

       Our portfolio consists of 142 primarily office properties, containing approximately 18.7 million net rentable square feet, that individually range from approximately 12,000 -- 600,000 net rentable square feet. Of the 142 properties in our portfolio, 137 or 96% are office properties. All our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high speed internet access, security, parking, conference facilities, on-site management, food services and health clubs.

       Following is a summary of our property portfolio as of December 31, 2000:

                                                          NUMBER OF PROPERTIES
                                          ----------------------------------------------------
                                                        INDUSTRIAL
                                                           AND                        % OF
LOCATION                                    OFFICE        RETAIL         TOTAL        TOTAL
--------                                  ----------    ----------    ----------    ----------
Los Angeles County:
  West ...............................            30             1            31            22%
  North ..............................            32            --            32            23
  South ..............................            16            --            16            11
  Central ............................             3            --             3             2
Orange County ........................            21            --            21            15
San Diego County .....................            21            --            21            15
Ventura County .......................             4            --             4             3
Riverside/San Bernardino Counties ....             8             4            12             8
Kern County ..........................             2            --             2             1
                                          ----------    ----------    ----------    ----------
    TOTAL ............................           137             5           142           100%
                                          ==========    ==========    ==========    ==========


                                                                                                       NET OPERATING
                                                                                                    INCOME FOR THE YEAR
                                                             APPROXIMATE NET                                ENDED
                                                          RENTABLE SQUARE FEET                        DECEMBER 31, 2000
                                          ----------------------------------------------------     ------------------------
                                                        INDUSTRIAL
                                                           AND                        % OF                         % OF
LOCATION                                    OFFICE        RETAIL        TOTAL         TOTAL          TOTAL         TOTAL
--------                                  ----------    ----------    ----------    ----------     ----------    ----------
Los Angeles County:
  West ...............................     5,238,543        36,959     5,275,502            29%    $  102,312            37%
  North ..............................     3,021,048            --     3,021,048            16         42,679            16
  South ..............................     2,201,823            --     2,201,823            12         26,816            10
  Central ............................       608,789            --       608,789             3          8,956             3
Orange County ........................     3,317,302            --     3,317,302            18         43,101            16
San Diego County .....................     2,486,777            --     2,486,777            13         33,470            12
Ventura County .......................       561,841            --       561,841             3          6,839             2
Riverside/San Bernardino Counties ....       553,896       414,674       968,570             5          6,972             3
Kern County ..........................       216,522            --       216,522             1          2,528             1
                                          ----------    ----------    ----------    ----------     ----------    ----------
    TOTAL ............................    18,206,541       451,633    18,658,174           100%    $  273,673           100%
                                          ==========    ==========    ==========    ==========     ==========    ==========



                                       PERCENT OCCUPIED               PERCENT LEASED                   ANNUALIZED BASE RENT
                                     AT DECEMBER 31, 2000          AT DECEMBER 31, 2000              PER LEASED SQUARE FOOT(1)
                                  -------------------------     --------------------------    -------------------------------------
                                                                                                                           FULL
                                          INDUSTRIAL                    INDUSTRIAL                    INDUSTRIAL          SERVICE
                                              AND                          AND                           AND               GROSS
LOCATION                          OFFICE    RETAIL    TOTAL     OFFICE    RETAIL     TOTAL    OFFICE    RETAIL    TOTAL   LEASES(2)
--------                          ------  ----------  -----     ------  ----------   -----    ------  ----------  -----   ---------
Los Angeles County:
  West .......................     94.4%    100.0%     94.5%     95.2%    100.0%     95.2%    $25.03    $24.60    $25.03   $25.03
  North ......................     88.5        --      88.5      90.5        --      90.5      20.55        --     20.55    21.73
  South ......................     94.3        --      94.3      96.6        --      96.6      18.07        --     18.07    19.55
  Central ....................     94.7        --      94.7      97.1        --      97.1      19.82        --     19.82    19.82
Orange County ................     97.5        --      97.5      98.5        --      98.5      16.97        --     16.97    19.97
San Diego County .............     98.3        --      98.3      98.3        --      98.3      16.59        --     16.59    19.64
Ventura County ...............    100.0        --     100.0     100.0        --     100.0      17.21        --     17.21    17.21
Riverside/San Bernardino
  Counties ...................     83.9      96.4      89.2      85.7      96.4      90.3      15.14      8.99     12.33    17.89
Kern County ..................     88.3        --      88.3      89.4        --      89.4      17.27        --     17.27       --
                                 ------    ------    ------    ------    ------    ------     ------    ------    ------   ------
    Total/Weighted Average ...     94.3%     96.7%     94.4%     95.5%     96.7%     95.5%    $19.99    $10.31    $19.75   $21.88
                                 ======    ======    ======    ======    ======    ======     ======    ======    ======   ======


----------

(1) Calculated as monthly contractual base rent under existing leases as of December 31, 2000, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 47 properties and approximately 4.1 million net rentable square feet under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent but also some or all real estate taxes and operating expenses of the leased property. If these properties and square footage had been included, our total weighted average annualized base rent per leased net rentable square foot would be $19.75.

       Development Properties

       In addition to the properties listed above, we currently have three properties under development containing approximately 725,000 net rentable square feet. These properties are located in the Howard Hughes Center, a 70-acre commercial development located two miles north of Los Angeles International Airport and immediately adjacent to the San Diego Freeway (I-405), with on- and off-ramps that directly serve the site.

       The following table summarizes information about our properties under development as of December 31, 2000.


                                                                                                                           ESTIMATED
                                                                        PERCENT    ESTIMATED                   ESTIMATED    YEAR 1
                                              COSTS                     LEASED   CONSTRUCTION    ESTIMATED       YEAR 1     ANNUAL
                                   SQUARE   INCURRED      ESTIMATED       AT      COMPLETION   STABILIZATION   STABILIZED    CASH
PROPERTY                            FEET     TO DATE     TOTAL COST(1)  1/31/01      DATE         DATE(2)     CASH NOI(3)    YIELD
--------                           ------   --------     -------------  -------  ------------  -------------  -----------  ---------
                                         (IN THOUSANDS) (IN THOUSANDS)                                       (IN THOUSANDS)
Howard Hughes Center
  Univision Build-to-Suit ......   159,000  $ 25,397      $ 51,700       100%      3rdQtr2001   3rdQtr2001     $  5,200      10.1%
  6080 Center Drive ............   283,000    43,925        73,500        75%      2ndQtr2001   4thQtr2001     $  8,400      11.4%
  6100 Center Drive ............   283,000    12,298        79,000        --       2ndQtr2002   2ndQtr2003     $  8,850      11.2%
  Unallocated Acquisition
   and Master Plan Costs (1) ...        --    11,764        19,800
                                  --------  --------      --------
       Total Development
         Properties ............   725,000  $ 93,384      $224,000
                                  ========  ========      ========


----------

(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs, the costs of road and bridge construction and other Howard Hughes Center infrastructure and master plan costs that will be allocated to future development projects at the Howard Hughes Center. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space at the Howard Hughes Center.

(2) We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3) We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

                     In addition to the properties above, we have preliminary
              architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center, totaling an additional approximately 425,000 net rentable square feet. Build-to-suit buildings consist of properties constructed to the tenant's specifications in return for the tenant's long term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized, build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk.

                     In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximately 170,000 net rentable square foot build-to-suit office building at our Long Beach Airport Business Park. We do not intend to commence construction on this project until a build-to-suit tenant lease is signed with terms allowing us to achieve yields commensurate with the project's development risk.

                     We expect to finance our development activities over the
              next 24 months through net cash provided by operating activities, proceeds from asset sales or proceeds from our lines of credit.

                     Acquisitions

                     We did not acquire any properties in 2000.

       Dispositions

       On October 13, 2000, we sold a 76,000 net rentable square foot retail property located in Thousand Oaks, California, for approximately $12.0 million and recorded a gain of approximately $2.1 million.

       As of December 31, 2000, we had approximately $59.6 million of properties held for sale. We intend to reinvest the net proceeds from the sale of these mature or slow growth assets into higher yielding investments.

       The following table presents specific information regarding our 142 properties as of December 31, 2000:


                                                                                      YEAR(s)      APPROXIMATE
                                                                                       BUILT/      NET RENTABLE
PROPERTY NAME                             SUBMARKET                  LOCATION        RENOVATED     SQUARE FEET
-------------                             ---------                  --------        ---------     ------------
OFFICE

LOS ANGELES COUNTY

LOS ANGELES WEST
9665 Wilshire ...................   Beverly Hills/Century City     Beverly Hills     1972/92-93       158,684
Beverly Atrium ..................   Beverly Hills/Century City     Beverly Hills           1989        59,650
8383 Wilshire ...................   Beverly Hills/Century City     Beverly Hills        1971/93       417,463
120 South Spalding ..............   Beverly Hills/Century City     Beverly Hills           1984        60,656
9100 Wilshire Blvd ..............   Beverly Hills/Century City     Beverly Hills        1971/90       326,227
Century Park Center .............   Beverly Hills/Century City     Los Angeles          1972/94       243,404
10350 Santa Monica ..............   Beverly Hills/Century City     Los Angeles             1979        42,292
10351 Santa Monica ..............   Beverly Hills/Century City     Los Angeles             1984        96,251
Westwood Terrace ................   Westwood/West Los Angeles      Los Angeles             1988       135,943
1950 Sawtelle ...................   Westwood/West Los Angeles      Los Angeles          1988/95       103,106
10780 Santa Monica ..............   Westwood/West Los Angeles      Los Angeles             1984        92,486
Wilshire Pacific Plaza ..........   Westwood/West Los Angeles      Los Angeles          1976/87       100,122
World Savings Center(2) .........   Westwood/West Los Angeles      Los Angeles             1983       469,115
11075 Santa Monica ..............   Westwood/West Los Angeles      Los Angeles             1983        35,696
2730 Wilshire(3) ................   Westwood/West Los Angeles      Santa Monica            1985        55,080
2800 28th Street ................   Westwood/West Los Angeles      Santa Monica            1979       103,506
1919 Santa Monica ...............   Westwood/West Los Angeles      Santa Monica            1991        43,796
2001 Wilshire ...................   Westwood/West Los Angeles      Santa Monica            1980       101,125
Westwood Center .................   Westwood/West Los Angeles      Santa Monica       1965/2000       313,000
400 Corporate Pointe ............   Marina Area/Culver City/LAX    Culver City             1987       164,598
600 Corporate Pointe ............   Marina Area/Culver City/LAX    Culver City             1989       273,339
Bristol Plaza ...................   Marina Area/Culver City/LAX    Culver City             1982        84,014
5200 West Century ...............   Marina Area/Culver City/LAX    Culver City       1982/98-99       310,910
Skyview Center ..................   Marina Area/Culver City/LAX    Los Angeles       1981/87/95       391,675
Northpoint ......................   Marina Area/Culver City/LAX    Los Angeles             1991       104,235
Howard Hughes Tower .............   Marina Area/Culver City/LAX    Los Angeles             1987       313,833
6060 Center Drive ...............   Marina Area/Culver City/LAX    Los Angeles             2000       241,928
6100 Wilshire ...................   Park Mile/West Hollywood       Los Angeles             1986       202,704
145 South Fairfax ...............   Park Mile/West Hollywood       Los Angeles             1984        53,994
Beverly Sunset Medical Plaza ....   Park Mile/West Hollywood       LosAngeles        1963/92-95       139,711
                                                                                                    ---------
  Subtotal/Weighted Average --
     Los Angeles West ...........                                                                   5,238,543


                                                                                       ANNUALIZED
                                    PERCENTAGE OF                                       BASE RENT
                                        TOTAL                                          PER LEASED
                                    PORTFOLIO NET              ANNUALIZED    NUMBER   NET RENTABLE
                                       RENTABLE     PERCENT     BASE RENT      OF        SQUARE
PROPERTY NAME                        SQUARE FEET    LEASED       ($000S)     LEASES      FEET(1)
-------------                       -------------   -------    ----------    -------  -------------
OFFICE

LOS ANGELES COUNTY

LOS ANGELES WEST
9665 Wilshire ...................        0.9%        100.0%     $   5,376       24      $ 33.65
Beverly Atrium ..................        0.3          88.6          1,353       11        25.61
8383 Wilshire ...................        2.2          94.1          9,060      130        23.06
120 South Spalding ..............        0.3         100.0          2,242       14        35.82
9100 Wilshire Blvd ..............        1.7          94.4          7,532       80        24.47
Century Park Center .............        1.3          87.6          4,614      107        21.64
10350 Santa Monica ..............        0.2         100.0            984       19        23.19
10351 Santa Monica ..............        0.5         100.0          2,013       18        20.89
Westwood Terrace ................        0.7         100.0          4,164       28        30.40
1950 Sawtelle ...................        0.6         100.0          2,186       35        21.20
10780 Santa Monica ..............        0.5          95.1          1,856       35        21.11
Wilshire Pacific Plaza ..........        0.5          95.8          2,278       40        23.75
World Savings Center(2) .........        2.5          98.1         13,521       55        29.38
11075 Santa Monica ..............        0.2         100.0            731        7        20.49
2730 Wilshire(3) ................        0.3         100.0          1,348       32        24.02
2800 28th Street ................        0.6          94.1          2,350       40        24.12
1919 Santa Monica ...............        0.2         100.0          1,115        5        25.46
2001 Wilshire ...................        0.5         100.0          2,574       22        25.46
Westwood Center .................        1.7          87.2         10,602       34        38.85
400 Corporate Pointe ............        0.9         100.0          3,003       21        18.25
600 Corporate Pointe ............        1.5          97.6          5,874       24        22.02
Bristol Plaza ...................        0.5          95.8          1,567       27        19.47
5200 West Century ...............        1.7          95.0          4,913       37        16.63
Skyview Center ..................        2.1          87.1          5,670       54        16.62
Northpoint ......................        0.6          96.9          2,469        9        24.44
Howard Hughes Tower .............        1.7         100.0          8,175       35        25.96
6060 Center Drive ...............        1.3         100.0          8,273        9        34.20
6100 Wilshire ...................        1.1         100.0          4,733       54        22.98
145 South Fairfax ...............        0.3         100.0          1,141       13        21.06
Beverly Sunset Medical Plaza ....        0.7          72.8          3,123       57        30.74
                                        ----         -----      ---------    -----      -------
  Subtotal/Weighted Average --
     Los Angeles West ...........       28.1%         95.2%     $ 124,840    1,076      $ 25.03

                                                                                                YEAR(s)   APPROXIMATE
                                                                                                BUILT/    NET RENTABLE
PROPERTY NAME                                      SUBMARKET                 LOCATION         RENOVATED    SQUARE FEET
-------------                                      ---------                 --------         ---------   ------------
LOS ANGELES NORTH
Calabasas Commerce Center .......   Simi/Conejo Valley                    Calabasas                 1990     126,771
Calabasas Tech Center ...........   Simi/Conejo Valley                    Calabasas                 1990     273,526
Thousand Oaks Plaza .............   Simi/Conejo Valley                    Thousand Oaks             1988      13,434
Rancho Road .....................   Simi/Conejo Valley                    Thousand Oaks             1987      24,057
Pennsfield Plaza ................   Simi/Conejo Valley                    Thousand Oaks             1989      21,202
Conejo Business Center ..........   Simi/Conejo Valley                    Thousand Oaks             1991      69,017
Marin Corporate Center ..........   Simi/Conejo Valley                    Thousand Oaks             1986      51,360
Hillside Corporate Center .......   Simi/Conejo Valley                    Westlake                  1998      59,876
5601 Lindero Canyon .............   Simi/Conejo Valley                    Westlake                  1989     105,830
Renaissance Court ...............   Simi/Conejo Valley                    Westlake               1981/92      61,245
Westlake Gardens I ..............   Simi/Conejo Valley                    Westlake                  1998      49,639
Westlake Gardens II .............   Simi/Conejo Valley                    Westlake                  1999      48,874
6800 Owensmouth(2) ..............   West San Fernando Valley              Canoga Park               1986      80,014
Woodland Hills Financial Center .   West San Fernando Valley              Woodland Hills         1972/95     224,955
Clarendon Crest .................   West San Fernando Valley              Woodland Hills            1990      43,063
Lyons Plaza .....................   Santa Clarita Valley                  Santa Clarita             1990      61,203
Tourney Pointe ..................   Santa Clarita Valley                  Santa Clarita     1985/98-2000     219,991
16000 Ventura ...................   Central San Fernando Valley           Encino                 1980/96     174,841
15250 Ventura ...................   Central San Fernando Valley           Sherman Oaks        1970/90-91     110,641
Noble Professional Center .......   Central San Fernando Valley           Sherman Oaks           1985/93      51,828
Sunset Pointe Plaza .............   Valencia                              Newhall                   1988      58,105
303 Glenoaks Blvd ...............   East San Fernando Valley/Tri-Cities   Burbank                1983/96     175,289
601 South Glenoaks ..............   East San Fernando Valley/Tri-Cities   Burbank                   1990      72,524
Burbank Executive Plaza .........   East San Fernando Valley/Tri-Cities   Burbank                   1983      60,395
California Federal Building .....   East San Fernando Valley/Tri-Cities   Burbank                   1978      81,243
425 West Broadway ...............   East San Fernando Valley/Tri-Cities   Glendale                  1984      71,589
Glendale Corporate Center .......   East San Fernando Valley/Tri-Cities   Glendale                  1985     108,209
70 South Lake ...................   East San Fernando Valley/Tri-Cities   Pasadena               1982/94     100,133
150 East Colorado ...............   East San Fernando Valley/Tri-Cities   Pasadena               1979/97      61,168
299 North Euclid ................   East San Fernando Valley/Tri-Cities   Pasadena                  1983      73,522
5161 Lankershim .................   East San Fernando Valley/Tri-Cities   North Hollywood        1985/97     178,317
535 Brand Boulevard .............   East San Fernando Valley/Tri-Cities   North Hollywood   1973/92/2000     109,187
                                                                                                           ---------
  Subtotal/Weighted Average --
    Los Angeles North............                                                                          3,021,048


                                                                                     ANNUALIZED
                                    PERCENTAGE OF                                    BASE RENT
                                        TOTAL                                        PER LEASED
                                    PORTFOLIO NET           ANNUALIZED    NUMBER    NET RENTABLE
                                      RENTABLE     PERCENT   BASE RENT      OF         SQUARE
PROPERTY NAME                        SQUARE FEET   LEASED     ($000S)     LEASES      FEET(1)
-------------                       -------------  ------   ----------    ------    ------------
LOS ANGELES NORTH
Calabasas Commerce Center .......        0.7%       99.6%    $  2,123        12       $ 16.81
Calabasas Tech Center ...........        1.5        86.4        3,678        12         15.61
Thousand Oaks Plaza .............        0.1       100.0          226         5         16.80
Rancho Road .....................        0.1       100.0          405        20         16.83
Pennsfield Plaza ................        0.1        95.0          358        12         17.76
Conejo Business Center ..........        0.4        97.6        1,227        30         18.23
Marin Corporate Center ..........        0.3        99.5        1,040        32         20.36
Hillside Corporate Center .......        0.3       100.0        1,436         9         23.98
5601 Lindero Canyon .............        0.6       100.0        1,489         2         14.07
Renaissance Court ...............        0.3        90.8        1,114        15         20.03
Westlake Gardens I ..............        0.3        93.6        1,200        17         25.81
Westlake Gardens II .............        0.3       100.0        1,243         4         25.44
6800 Owensmouth(2) ..............        0.4        82.8        1,270        13         19.17
Woodland Hills Financial Center .        1.2        86.9        4,310        68         22.04
Clarendon Crest .................        0.2        91.2          737        11         18.75
Lyons Plaza .....................        0.3        83.3        1,137        23         22.32
Tourney Pointe ..................        1.2        48.4        2,078        16         19.51
16000 Ventura ...................        0.9        98.1        3,573        49         20.82
15250 Ventura ...................        0.6        95.3        2,348        39         22.27
Noble Professional Center .......        0.3        99.9        1,096        20         21.16
Sunset Pointe Plaza .............        0.3        99.8        1,369        31         23.60
303 Glenoaks Blvd ...............        0.9        98.5        3,890        24         22.53
601 South Glenoaks ..............        0.4       100.0        1,460        16         20.13
Burbank Executive Plaza .........        0.3        91.7        1,301        14         23.50
California Federal Building .....        0.4        86.2        1,628        10         23.22
425 West Broadway ...............        0.4        85.4        1,258        12         20.56
Glendale Corporate Center .......        0.6        88.8        1,966        24         20.44
70 South Lake ...................        0.5       100.0        2,492        19         24.84
150 East Colorado ...............        0.3        95.4        1,164        20         19.93
299 North Euclid ................        0.4       100.0        1,476         5         20.03
5161 Lankershim .................        1.0        97.1        3,937         9         22.74
535 Brand Boulevard .............        0.6        92.8        2,193        31         21.64
                                        ----        ----     --------       ---       -------
  Subtotal/Weighted Average --
    Los Angeles North............       16.2%       90.5%    $ 56,222       624       $ 20.55

                                                                            YEAR(s)    APPROXIMATE
                                                                             BUILT/    NET RENTABLE
PROPERTY NAME                            SUBMARKET         LOCATION        RENOVATED    SQUARE FEET
-------------                            ---------         --------        ---------   ------------
LOS ANGELES SOUTH
4811 Airport Plaza(2) ..........    Long Beach           Long Beach         1987/95       121,610
4900/10 Airport Plaza(2) .......    Long Beach           Long Beach         1987/95       150,403
5000 East Spring(2) ............    Long Beach           Long Beach         1989/95       163,358
100 West Broadway ..............    Long Beach           Long Beach         1987/96       191,727
1501 Hughes Way ................    Long Beach           Long Beach         1983/97        77,060
3901 Via Oro ...................    Long Beach           Long Beach         1986/97        53,195
Oceangate Tower ................    Long Beach           Long Beach      1971/93-94       210,907
Norwalk ........................    Long Beach           Norwalk            1978/94       122,175
91 Freeway Business Center .....    Mid-Cities           Artesia            1986/97        93,277
Continental Grand ..............    El Segundo           El Segundo            1986       235,926
Grand Avenue Plaza .............    El Segundo           El Segundo         1979/80        81,448
South Bay Centre ...............    Torrance             Gardena               1984       202,830
Harbor Corporate Center ........    Torrance             Gardena               1985        63,925
Pacific Gateway II .............    Torrance             Torrance           1982/90       223,731
Mariner Court ..................    Torrance             Torrance              1989       105,436
South Bay Technology Center ....    Torrance             Torrance              1984       104,815
                                                                                        ---------

 Subtotal/Weighted Average --
    Los Angeles South ..........                                                        2,201,823
                                                                                        ---------

LOS ANGELES CENTRAL
Los Angeles Corporate Center ...    San Gabriel Valley   Monterey Park      1984/86       389,293
Whittier Financial Center ......    San Gabriel Valley   Whittier           1967/82       135,415
Gateway Center .................    San Gabriel Valley   Diamond Bar           1988        84,081
                                                                                        ---------

 Subtotal/Weighted Average --
     Los Angeles Central .......                                                          608,789


                                                                                             ANNUALIZED
                                    PERCENTAGE OF                                            BASE RENT
                                        TOTAL                                                PER LEASED
                                    PORTFOLIO NET               ANNUALIZED       NUMBER     NET RENTABLE
                                      RENTABLE       PERCENT    BASE RENT          OF          SQUARE
PROPERTY NAME                        SQUARE FEET     LEASED      ($000S)         LEASES        FEET(1)
-------------                       -------------    -------    ----------       ------     ------------
LOS ANGELES SOUTH
4811 Airport Plaza(2) ..........         0.7%         100.0%    $    1,211          1        $     9.96
4900/10 Airport Plaza(2) .......         0.8          100.0          1,354          1              9.00
5000 East Spring(2) ............         0.8           91.0          3,258         30             21.91
100 West Broadway ..............         1.0           98.3          4,100         33             21.75
1501 Hughes Way ................         0.4          100.0          1,271          7             16.43
3901 Via Oro ...................         0.3           96.8            865          4             16.81
Oceangate Tower ................         1.1           90.7          3,329         43             17.40
Norwalk ........................         0.7           97.7          2,034          9             17.04
91 Freeway Business Center .....         0.5           98.7          1,729         31             18.78
Continental Grand ..............         1.3           99.1          5,908         45             25.28
Grand Avenue Plaza .............         0.4           99.8          1,303          6             16.03
South Bay Centre ...............         1.1           94.5          3,410         40             17.80
Harbor Corporate Center ........         0.3           94.5            936         21             15.51
Pacific Gateway II .............         1.2           99.2          4,371         41             19.69
Mariner Court ..................         0.6           98.4          1,900         40             18.32
South Bay Technology Center ....         0.6           89.6          1,470         10             15.66
                                        ----           ----     ----------        ---        ----------

 Subtotal/Weighted Average --
    Los Angeles South ..........        11.8%          96.6%    $   38,449        362        $    18.07
                                        ----           ----     ----------        ---        ----------

LOS ANGELES CENTRAL
Los Angeles Corporate Center ...         2.1           97.2          7,169         41             18.94
Whittier Financial Center ......         0.7           95.0          2,826         39             21.98
Gateway Center .................         0.5          100.0          1,727         17             20.50
                                        ----          -----     ----------        ---        ----------

 Subtotal/Weighted Average --
     Los Angeles Central .......         3.3%          97.1%    $   11,722         97        $    19.82

                                                                                       YEAR(s)       APPROXIMATE
                                                                                       BUILT/        NET RENTABLE
PROPERTY NAME                                 SUBMARKET            LOCATION           RENOVATED      SQUARE FEET
-------------                                 ---------            --------           ---------      ------------
ORANGE COUNTY
5832 Bolsa ......................      West County             Huntington Beach           1985          49,355
Huntington Beach Plaza I & II ...      West County             Huntington Beach        1984/96          52,186
5702 Bolsa ......................      West County             Huntington Beach        1987/97          27,731
5672 Bolsa ......................      West County             Huntington Beach           1987          11,968
5632 Bolsa ......................      West County             Huntington Beach           1987          21,568
Huntington Commerce Center ......      West County             Huntington Beach           1987          67,551
City Centre .....................      West County             Fountain Valley            1982         302,519
Fountain Valley Plaza ...........      West County             Fountain Valley            1982         107,252
3300 Irvine Avenue ..............      Greater Airport Area    Newport Beach           1981/97          74,224
1821 East Dyer Boulevard ........      Greater Airport Area    Irvine                  1980/88         115,061
Von Karman Corporate Center .....      Greater Airport Area    Irvine                  1981/84         451,477
South Coast Executive Plaza .....      Greater Airport Area    Costa Mesa              1979/97          60,605
Anaheim City Centre (2) .........      Tri-Freeway Area        Anaheim                 1986/91         175,391
Crown Cabot Financial ...........      South County            Laguna Niguel              1989         172,900
625 The City ....................      Tri-Freeway Area        Orange                  1985/97         139,806
One Venture .....................      South County            Irvine                  1990/97          43,324
Orange Financial Center .........      Central County          Orange                  1985/95         305,439
Centerpointe La Palma ...........      North County            LaPalma              1986/88/90         597,550
Lambert Office Plaza ............      North County            Brea                    1986/97          32,807
Savi Tech Center ................      North County            Yorba Linda                1989         341,446
Yorba Linda Business Park .......      North County            Yorba Linda                1988         167,142
                                                                                                    ----------

  Subtotal/Weighted Average --
    Orange County ...............                                                                    3,317,302


                                                                                                        ANNUALIZED
                                       PERCENTAGE OF                                                    BASE RENT
                                           TOTAL                                                        PER LEASED
                                       PORTFOLIO NET                  ANNUALIZED             NUMBER    NET RENTABLE
                                         RENTABLE       PERCENT        BASE RENT               OF         SQUARE
PROPERTY NAME                           SQUARE FEET      LEASED         ($000S)              LEASES       FEET(1)
-------------                          -------------    -------       ----------             ------    ------------
ORANGE COUNTY
5832 Bolsa ......................           0.3%           100.0%      $      651               1      $    13.20
Huntington Beach Plaza I & II ...           0.3             99.1              786              17           15.20
5702 Bolsa ......................           0.1            100.0              202               2            7.28
5672 Bolsa ......................           0.1            100.0              103               1            8.61
5632 Bolsa ......................           0.1            100.0              181               1            8.40
Huntington Commerce Center ......           0.4            100.0              531              21            7.85
City Centre .....................           1.6             99.7            5,096              25           16.89
Fountain Valley Plaza ...........           0.6             99.6            2,128               8           19.92
3300 Irvine Avenue ..............           0.4             97.8            1,611              28           22.20
1821 East Dyer Boulevard ........           0.6            100.0            1,406               3           12.15
Von Karman Corporate Center .....           2.4            100.0            9,024              31           19.99
South Coast Executive Plaza .....           0.3             97.7            1,006              25           16.98
Anaheim City Centre (2) .........           0.9            100.0            3,445              18           19.45
Crown Cabot Financial ...........           0.9             99.0            4,394              39           25.66
625 The City ....................           0.7             97.4            2,673              33           19.62
One Venture .....................           0.3            100.0            1,086               8           24.85
Orange Financial Center .........           1.6             93.1            5,836              41           20.52
Centerpointe La Palma ...........           3.2             98.0           10,324              83           17.63
Lambert Office Plaza ............           0.2             98.2              628              10           19.51
Savi Tech Center ................           1.8            100.0            3,037               4            8.89
Yorba Linda Business Park .......           0.9             93.8            1,268              59            8.09
                                       --------         --------       ----------          ------      ----------

  Subtotal/Weighted Average --
    Orange County ...............          17.7%            98.5%      $   55,416             458      $    16.97

                                                                                         YEAR(s)     APPROXIMATE
                                                                                         BUILT/      NET RENTABLE
PROPERTY NAME                                SUBMARKET                LOCATION         RENOVATED      SQUARE FEET
-------------                                ---------                --------         ---------     ------------
SAN DIEGO COUNTY
Imperial Bank Tower(2) ..........   Downtown                      San Diego             1982/96         540,413
Foremost Professional Plaza .....   I-15 Corridor                 San Diego                1992          60,534
Activity Business Center ........   I-15 Corridor                 San Diego                1987         167,045
Bernardo Regency ................   I-15 Corridor                 San Diego                1986          47,916
Carlsbad Corporate Center .......   North Coast                   Carlsbad                 1996         125,000
10180 Scripps Ranch Boulevard ...   I-15 Corridor                 San Diego             1978/96          43,560
Cymer Technology Center .........   I-15 Corridor                 Rancho Bernardino        1986         155,612
10965-93 Via Frontera ...........   I-15 Corridor                 Rancho Bernardino     1982/97          77,920
Poway Industrial ................   I-15 Corridor                 Poway                 1991/96         112,000
Balboa Corporate Center .........   Mission Valley/Kearny Mesa    San Diego                1990          69,890
Panorama Corporate Center .......   Mission Valley/Kearny Mesa    San Diego                1991         133,149
Ruffin Corporate Center .........   Mission Valley/Kearny Mesa    San Diego                1990          45,059
Skypark Office Plaza ............   Mission Valley/Kearny Mesa    San Diego                1986         202,164
Governor Park Plaza .............   North City                    San Diego                1986         104,065
Westridge .......................   North City                    San Diego             1984/96          48,955
5120 Shoreham ...................   North City                    San Diego                1984          37,759
Morehouse Tech ..................   North City                    San Diego                1984         181,207
Torreyanna Science Park .........   North City                    La Jolla              1980/97          81,204
Waples Tech Center ..............   North City                    San Diego                1990          28,119
Genesee Executive Plaza .........   North City                    San Diego                1984         155,820
10251 Vista Sorrento ............   North City                    San Diego             1981/95          69,386
                                                                                                     ----------

  Subtotal/Weighted Average --
    San Diego County ............                                                                     2,486,777


                                                                                            ANNUALIZED
                                    PERCENTAGE OF                                            BASE RENT
                                        TOTAL                                                PER LEASED
                                     PORTFOLIO NET               ANNUALIZED        NUMBER   NET RENTABLE
                                      RENTABLE       PERCENT      BASE RENT          OF       SQUARE
PROPERTY NAME                        SQUARE FEET     LEASED        ($000S)         LEASES     FEET(1)
-------------                       --------------   -------     ----------        ------   ------------
SAN DIEGO COUNTY
Imperial Bank Tower(2) ..........         2.9%         97.8%      $   10,236          94      $ 19.37
Foremost Professional Plaza .....         0.3          90.3            1,253          34        22.92
Activity Business Center ........         0.9          91.8            1,862          40        12.14
Bernardo Regency ................         0.3          95.2            1,100          16        24.13
Carlsbad Corporate Center .......         0.7         100.0            1,725           1        13.80
10180 Scripps Ranch Boulevard ...         0.2         100.0              412           1         9.45
Cymer Technology Center .........         0.8         100.0            1,760           2        11.31
10965-93 Via Frontera ...........         0.4         100.0              794           6        10.08
Poway Industrial ................         0.6         100.0              605           1         5.40
Balboa Corporate Center .........         0.4         100.0              803           1        11.49
Panorama Corporate Center .......         0.7         100.0            2,317           1        17.40
Ruffin Corporate Center .........         0.2         100.0              449           1         9.95
Skypark Office Plaza ............         1.1          99.7            3,579          16        17.76
Governor Park Plaza .............         0.6         100.0            2,138          20        20.43
Westridge .......................         0.3         100.0              631           4        12.90
5120 Shoreham ...................         0.2         100.0              678           1        17.95
Morehouse Tech ..................         1.0          94.9            3,177           7        18.48
Torreyanna Science Park .........         0.4         100.0            1,784           1        21.97
Waples Tech Center ..............         0.2         100.0              378           3        13.46
Genesee Executive Plaza .........         0.8          99.7            3,750          18        24.15
10251 Vista Sorrento ............         0.4         100.0            1,125           1        16.21
                                      -------        ------       ----------       -----      -------

  Subtotal/Weighted Average --
    San Diego County ............        13.4%         98.3%      $   40,556         269      $ 16.59

                                                                                      YEAR(s)    APPROXIMATE
                                                                                      BUILT/     NET RENTABLE
PROPERTY NAME                                SUBMARKET            LOCATION          RENOVATED    SQUARE FEET
-------------                                ---------            --------          ---------    ------------
VENTURA COUNTY
Center Promenade ..................      West County           Ventura                  1982       174,837
1000 Town Center ..................      West County           Oxnard                   1989       107,656
Solar Drive Business Park .........      West County           Oxnard                   1982       125,132
Camarillo Business Center .........      West County           Camarillo             1984/97       154,216
                                                                                                  --------

  Subtotal/Weighted Average --
    Ventura County ................                                                                561,841

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza ..................      Inland Empire West    Ontario                  1989       110,763
Tower Plaza I .....................      Temecula              Temecula                 1988        72,350
Tower Plaza II ....................      Temecula              Temecula                 1983        19,301
Tower Plaza III ...................      Temecula              Temecula                 1983        12,483
Chicago Avenue Business Park ......      Inland Empire East    Riverside                1986        47,482
Hunter Business Center ............      Inland Empire East    Riverside                1990       106,782
Havengate .........................      Inland Empire East    Rancho Cucamonga         1985        80,557
HDS Plaza .........................      Inland Empire East    San Bernardino           1987       104,178
                                                                                                  --------
  Subtotal/Weighted Average --
    Riverside and San Bernardino
      Counties ....................                                                                553,896


                                                                                                        ANNUALIZED
                                         PERCENTAGE OF                                                  BASE RENT
                                             TOTAL                                                      PER LEASED
                                         PORTFOLIO NET                    ANNUALIZED        NUMBER     NET RENTABLE
                                            RENTABLE          PERCENT      BASE RENT          OF          SQUARE
PROPERTY NAME                             SQUARE FEET         LEASED       ($000S)          LEASES        FEET(1)
-------------                            -------------        -------     ----------        ------     ------------
VENTURA COUNTY
Center Promenade ..................            0.9%             93.9%      $  2,699            57      $     16.43
1000 Town Center ..................            0.6              97.6          1,976            10            18.82
Solar Drive Business Park .........            0.7             100.0          2,299            41            16.88
Camarillo Business Center .........            0.8             100.0          2,718            23            17.23
                                            ------           -------       --------          ----      -----------

  Subtotal/Weighted Average --
    Ventura County ................            3.0%            100.0%      $  9,692           131      $     17.21

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Centrelake Plaza ..................            0.6%             69.0%      $  1,552            17      $     20.32
Tower Plaza I .....................            0.4              97.1          1,233            21            17.54
Tower Plaza II ....................            0.1             100.0            274            22            14.11
Tower Plaza III ...................            0.1              82.0            142            20            13.86
Chicago Avenue Business Park ......            0.2             100.0            673             8            14.16
Hunter Business Center ............            0.6              83.1            573            13             6.45
Havengate .........................            0.4              89.4          1,174            17            16.30
HDS Plaza .........................            0.6              86.6          1,565            12            17.37
                                            ------           -------       --------          ----      -----------
  Subtotal/Weighted Average --
    Riverside and San Bernardino
      Counties ....................            3.0%             85.7%      $  7,186           130      $     15.14

                                                                                                                      PERCENTAGE OF
                                                                                                                         TOTAL
                                                                                         YEAR(s)      APPROXIMATE     PORTFOLIO NET
                                                                                         BUILT/       NET RENTABLE      RENTABLE
PROPERTY NAME                                     SUBMARKET              LOCATION      RENOVATED      SQUARE FEET      SQUARE FEET
KERN COUNTY
Parkway Center ........................  Bakersfield                    Bakersfield     1992/95            61,333           0.4%
California Twin Center ................  Bakersfield                    Bakersfield        1983           155,189           0.8
                                                                                                      -----------        ------

Subtotal/Weighted Average --
     Kern County ......................                                                                   216,522           1.2%
                                                                                                      -----------        ------

Total/Weighted Average -- Office ......                                                                18,206,541          97.7%


INDUSTRIAL

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center .......  Inland Empire West             Ontario         1987/97           213,127           1.1%
Highlands I ...........................  Temecula                       Temecula           1988            26,856           0.1
Highlands II ..........................  Temecula                       Temecula           1990            41,210           0.2
                                                                                                      -----------        ------

Total/Weighted Average -- Industrial ..                                                                   281,193           1.4%


RETAIL
Tower Plaza Retail ....................  Temecula                       Temecula        1970/97           133,481           0.7%
Howard Hughes -- Spectrum .............  Marina Area/Culver City/LAX    Los Angeles        1993            36,959           0.2
                                                                                                      -----------        ------

  Total/Weighted Average -- Retail ....                                                                   170,440           0.9%

  PORTFOLIO TOTAL/
     WEIGHTED AVERAGE .................                                                                18,658,174         100.0%
                                                                                                      ===========        ======


                                                                                     ANNUALIZED
                                                                                      BASE RENT
                                                                                     PER LEASED
                                                        ANNUALIZED     NUMBER      NET RENTABLE
                                         PERCENT        BASE RENT        OF           SQUARE
PROPERTY NAME                            LEASED          ($000S)       LEASES         FEET(1)
KERN COUNTY
Parkway Center ........................     97.2%      $     1,098          10      $      18.43
California Twin Center ................     86.3             2,245          16             16.75
                                         -------       -----------     -------      ------------

Subtotal/Weighted Average --
     Kern County ......................     89.4%      $     3,343          26      $      17.27
                                         -------       -----------     -------      ------------

Total/Weighted Average -- Office ......     95.5%      $   347,426       3,173      $      19.99


INDUSTRIAL

RIVERSIDE AND SAN BERNARDINO
  COUNTIES
Ontario Airport Commerce Center .......     99.8%      $     1,456          45      $       6.84
Highlands I ...........................    100.0               279           9             10.41
Highlands II ..........................     99.9               405          12              9.82
                                         -------       -----------     -------      ------------

Total/Weighted Average -- Industrial ..     99.9%      $     2,140          66      $       7.62


RETAIL
Tower Plaza Retail ....................     89.2%      $     1,457          21      $      12.24
Howard Hughes -- Spectrum .............    100.0               909           1             24.60
                                         -------       -----------     -------      ------------

  Total/Weighted Average -- Retail ....     91.5%      $     2,366          22      $      15.16

  PORTFOLIO TOTAL/
     WEIGHTED AVERAGE .................     95.5%      $   351,932       3,261      $      19.75
                                         =======       ===========     =======      ============


----------

(1) Calculated as monthly contractual base rent under existing leases as of December 31, 2000, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) We lease the land underlying those properties or their parking structures pursuant to long term ground leases.

(3) Amounts for 2730 Wilshire exclude the 100%-occupied 12,740 square foot, 16-unit apartment complex we also own.

       Tenant Information

       As of December 31, 2000, we had over 3,000 tenants, with no one tenant representing more than 2.1% of the aggregate annualized base rent of our properties, and only two tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and foreign companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education and publishing and local, state and federal government entities.

       Our leases are typically structured for terms of three, five or ten years. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 78% of our total leased rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs.

       The following table presents information as of December 31, 2000 derived from the twenty largest tenants at our properties, based on the percentage of aggregate portfolio annualized base rent:


                                                                                WEIGHTED        PERCENTAGE OF      PERCENTAGE OF
                                                                                AVERAGE           AGGREGATE          AGGREGATE
                                                                               REMAINING          PORTFOLIO          PORTFOLIO
                                                             NUMBER OF         LEASE TERM           LEASED          ANNUALIZED
TENANT (1)                                                    LEASES           IN MONTHS         SQUARE FEET        BASE RENT(2)
----------                                                   ---------         ----------       -------------      -------------
State of California..................................           38                60                2.14%              2.10%
University of Phoenix................................           18                40                 1.31               1.19
Sony (Consolidated Entities).........................            8                36                 0.76               0.80
Pacific Bell.........................................            5                48                 0.75               0.77
Boeing...............................................            2                58                 1.53               0.73
Atlantic Richfield...................................            6                68                 0.71               0.69
GTE (Consolidated Entities)..........................            5                44                 0.84               0.66
Community Healthcare Alliance........................            1                32                 0.75               0.66
U.S. Government......................................           17                61                 0.65               0.68
Walt Disney Pictures & Television....................            1                31                 0.55               0.64
Salomon Smith Barney.................................            9                62                 0.44               0.63
State Compensation Insurance Fund....................            1                87                 0.64               0.59
Omnicom Group........................................            1                34                 0.29               0.58
Blue Shield of California............................            3                19                 0.47               0.55
Ceridian Tax Service.................................            5                21                 0.59               0.52
Aurora Biosciences Corp..............................            1                93                 0.46               0.51
Cymer, Inc...........................................            2               108                 0.87               0.50
Pacific Southwest Bank...............................            1                84                 0.70               0.49
Latham & Watkins.....................................            1                38                 0.36               0.46
Earth Technology.....................................            7                32                 0.33               0.45
                                                               ---                --               ------             ------
TOTAL/WEIGHTED AVERAGE(3)............................          132                55               15.14%             14.20%
                                                               ===                ==               =====              =====


----------

(1) Excludes two leases with a division of Vivendi Universal Publishing for approximately 217,000 square feet comprising approximately 1.22% of the aggregate portfolio leased square footage with a weighted average lease term of 120 months that will begin in 2001. Assuming these leases had been in place at December 31, 2000, this tenant would have ranked first in our list of largest tenants with approximately 2.25% of aggregate annualized base rent.

(2) Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2000, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(3) The weighted average calculation is based on net rentable square footage leased by each tenant.

       Lease Distribution

       The following table presents information relating to the distribution of the leases for our 142 properties, based on leased net rentable square feet, as of December 31, 2000:

                                                                          PERCENT       ANNUALIZED    PERCENTAGE
                                                                        OF AGGREGATE    BASE RENT    OF AGGREGATE       AVERAGE
                                 NUMBER      PERCENT        TOTAL        PORTFOLIO          OF        PORTFOLIO        BASE RENT
                                   OF        OF ALL        LEASED          LEASED        LEASES(1)    ANNUALIZED       PER LEASED
SQUARE FEET UNDER LEASE          LEASES      LEASES      SQUARE FEET    SQUARE FEET       ($000S)     BASE RENT       SQUARE FOOT
-----------------------          ------      ------      -----------    ------------    ---------     -----------     -----------
 2,500 and under...............   1,697      52.04%       2,323,971        13.04%         $50,869       13.44%          $21.89
 2,501 --  5,000...............     717       21.99       2,508,071         14.08          56,444        14.92           22.50
 5,001 --  7,500...............     266        8.16       1,629,391          9.14          35,479         9.38           21.77
 7,501 -- 10,000...............     185        5.67       1,601,539          8.99          33,224         8.78           20.75
10,001 -- 20,000...............     262        8.03       3,728,960         20.93          86,410        22.84           23.17
20,001 -- 40,000...............      77        2.36       2,112,886         11.86          45,532        12.03           21.55
40,001 and over................      57        1.75       3,914,463         21.96          70,396        18.61           17.98
                                  -----     -------      ----------       -------        --------      -------          ------
  Total/Weighted Average.......   3,261     100.00%      17,819,281       100.00%        $378,354      100.00%          $21.23
                                  =====     ======       ==========       ======         ========      ======           ======


----------

(1) Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

       Lease Expirations

       The following table presents a summary schedule of the total lease expirations for our 142 properties for leases in place at December 31, 2000. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                  SQUARE       PERCENTAGE     ANNUALIZED         PERCENTAGE          AVERAGE
                                    NUMBER       FOOTAGE      OF AGGREGATE     BASE RENT        OF AGGREGATE        BASE RENT
                                      OF            OF          PORTFOLIO     OF EXPIRING         PORTFOLIO      PER NET RENTABLE
                                    LEASES       EXPIRING        LEASED        LEASES(1)         ANNUALIZED       SQUARE FOOT OF
YEAR OF LEASE EXPIRATION           EXPIRING       LEASES      SQUARE FEET       ($000S)           BASE RENT      EXPIRING LEASES
------------------------           --------      --------     ------------    -----------       ------------     ----------------
Month-to-Month................        173          301,642        1.69%         $5,964              1.58%             $19.77
2001..........................        646        2,109,127        11.84         42,038              11.11              19.93
2002..........................        644        2,720,970        15.27         50,684              13.40              18.63
2003..........................        608        3,140,624        17.62         63,771              16.85              20.31
2004..........................        413        2,748,993        15.43         56,417              14.91              20.52
2005..........................        418        2,939,156        16.49         64,816              17.13              22.05
2006..........................        105        1,103,481         6.19         24,372               6.44              22.09
2007..........................         71          768,784         4.31         16,978               4.49              22.08
2008..........................         32          512,915         2.88         13,935               3.68              27.17
2009..........................         30          416,784         2.34          9,608               2.54              23.05
2010..........................         50          701,995         3.94         20,249               5.35              28.85
2011..........................         12           85,042         0.48          2,579               0.68              30.33
2012+.........................         59          269,768         1.52          6,943               1.84              25.74
                                    -----       ----------      ------        --------            ------              ------
  Total/Weighted Average......      3,261       17,819,281      100.00%       $378,354            100.00%             $21.23
                                    =====       ==========      ======        ========            ======              ======


----------

(1) Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

ITEM 3. LEGAL PROCEEDINGS

       We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is no established trading market for our common equity. As of December 31, 2000, there were 65,821,144 common OP Units outstanding, of which Arden Realty owned 63,646,871 common OP Units, all of which correspond to the issued and outstanding common stock of Arden Realty. A partner's percentage is determined by dividing the number of common OP Units held by the partner by the total number of common OP Units outstanding. As of December 31, 2000, there were approximately 35 holders of our common OP Units, including Arden Realty.

       Set forth below are the distributions per common OP Unit paid during our two most recent fiscal years.

                                                                                     DISTRIBUTIONS
                                                                                         PAID
                                                                                     -------------
        1999
        First Quarter..........................................                         $0.420
        Second Quarter.........................................                         $0.445
        Third Quarter..........................................                         $0.445
        Fourth Quarter.........................................                         $0.445

        2000
        First Quarter..........................................                         $0.445
        Second Quarter.........................................                         $0.465
        Third Quarter..........................................                         $0.465
        Fourth Quarter.........................................                         $0.465

       We make quarterly distributions to our common OP Unit holders at the discretion of Arden Realty, our sole general partner. The amount of each quarterly distribution depends on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as Arden Realty deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

       You should read the following consolidated financial and operating data for us and the following combined financial and operating data for the Arden Predecessors together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this Form 10-K. The properties held by the Arden Predecessors were directly or indirectly contributed to us by Arden Realty Group, Inc. and a group of affiliated entities in the formation transactions completed prior to Arden Realty's initial public offering of common stock in October 1996.


                                                                                                                         ARDEN
                                                                 ARDEN REALTY LIMITED PARTNERSHIP                     PREDECESSORS
                                              --------------------------------------------------------------------   --------------
                                                                                                     FOR THE PERIOD  FOR THE PERIOD
                                                                                                       OCTOBER 9,      JANUARY 1,
                                                         FOR THE YEARS ENDED DECEMBER 31,               1996 TO         1996 TO
                                              -----------------------------------------------------    DECEMBER 31     OCTOBER 8,
                                                 2000           1999          1998         1997           1996            1996
                                              -----------   -----------   -----------   -----------  -------------   --------------

                                                              (IN THOUSANDS, EXCEPT RATIO AND PER UNIT AMOUNTS)
OPERATING DATA:
Revenues ...................................  $   388,117   $   340,675   $   284,582   $   135,447    $    19,572    $    40,465
Property operating expenses ................      110,917       101,284        86,570        44,332          6,005         14,224
 General and administrative expense ........        8,306         6,753         6,264         3,888            753          1,758
Depreciation and amortization ..............       87,267        69,837        51,822        20,260          3,108          5,264
                                              -----------   -----------   -----------   -----------    -----------    -----------
                                                  181,627       162,801       139,926        66,967          9,706         19,219
Interest expense ...........................      (78,406)      (60,239)      (43,403)      (19,511)        (1,280)       (24,521)
Gain on disposition of property ............        2,132            --            --            --             --             --
Loss on valuation of derivative ............           --            --            --        (3,111)            --             --
Equity in net loss of noncombined
    Entities ...............................           --            --            --            --             --           (336)
Minority interests .........................         (144)         (169)         (729)          (59)            --            721
                                              -----------   -----------   -----------   -----------    -----------    -----------
Income (loss) before extraordinary
    Items ..................................      105,209       102,393        95,794        44,286          8,426         (4,917)
Extraordinary (loss) gain on early
    extinguishment of debt, net of
           minority interests' share .......           --            --            --            --        (13,105)         1,877
                                              -----------   -----------   -----------   -----------    -----------    -----------
 Net income (loss) .........................  $   105,209   $   102,393   $    95,794   $    44,286    $    (4,679)   $    (3,040)
                                              ===========   ===========   ===========   ===========    ===========    ===========
Net income allocated to:
    Preferred partner ......................  $     4,312   $     1,354            --   $        --    $        --
                                              ===========   ===========   ===========   ===========    ===========
    General and limited partners ...........  $   100,897   $   101,039   $    95,794   $    44,286    $    (4,679)
                                              ===========   ===========   ===========   ===========    ===========
    Distribution per common
        partnership unit ...................  $      1.84   $      1.76   $      1.66   $      1.56    $        --    $        --
                                              ===========   ===========   ===========   ===========    ===========    ===========

 OTHER DATA:
 Cash provided by operating activities .....  $   194,258   $   170,495   $   150,410   $    41,291    $     8,665    $     5,221
 Cash used in investing activities .........     (216,024)     (283,574)   (1,119,833)     (661,805)      (164,763)      (119,083)
 Cash provided by financing activities .....       20,142       115,557       948,701       618,182        163,730        122,074
Funds from Operations(1) ...................      186,032       170,876       147,616        64,546         11,534           (374)
EBITDA(2) ..................................  $   268,894   $   232,638   $   191,748   $    87,227    $    12,814    $    24,483
 Ratio of EBITDA to interest expense(2) ....         3.43          3.86          4.42          4.47          10.01           1.00
 Ratio of EBITDA to fixed charges(2)(3) ....         2.82          3.27          3.66          4.22           9.58           1.00
 Ratio of earnings to fixed charges(3)(4) ..         1.93          2.28          2.66          3.08           7.26           0.80


                                                                      AT DECEMBER 31,
                                         --------------------------------------------------------------------------
                                            2000            1999            1998            1997            1996
                                         ----------      ----------      ----------      ----------      ----------
BALANCE SHEET DATA:
Net investment in real estate .....      $2,603,566      $2,479,111      $2,260,433      $1,247,701      $  532,728
Total assets ......................       2,706,967       2,572,904       2,333,866       1,287,287         551,256
Total indebtedness ................       1,177,769       1,029,656         840,377         477,566         155,000
Other liabilities .................          56,885          50,555          35,720          23,305           9,768
Partners' capital .................       1,469,402       1,489,740       1,454,844         756,008         386,488


----------

(1) We consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with generally accepted accounting principles, or GAAP, as an indicator of our financial performance or as a substitute for cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to make distributions or to service our debt.

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

(2) As used in this Form 10-K, earnings before interest, taxes, depreciation and amortization, or EBITDA, means revenue less property operating expenses and general and administrative expenses. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to operating income or net income as an indicator of performance or as a substitute for cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity. We have included information with respect to EBITDA because we understand that this information may be used as one measure of operating performance.

(3) Fixed charges consist of interest costs, whether expensed or capitalized, amortization of deferred financing costs, amortization of discounts or premiums related to indebtedness and preferred unit distributions.

(4) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings have been calculated by adding fixed charges, excluding capitalized interest and preferred unit distributions, to income or loss before extraordinary items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Overview

       The following discussion should be read in conjunction with Item 6, Selected Financial Data, and our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

       We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees. Arden Realty, a publicly traded REIT, is our sole general partner, and, as of December 31, 2000, owned 96.7% of our common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries.

       As of December 31, 2000, we are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of December 31, 2000, our properties were approximately 95.5% leased.

       Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing mature or slow growth properties and redeploy the proceeds into investments that we believe will generate higher yields.

       Results of Operations

       Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, financial data from period to period will be affected by the timing of significant property renovations, developments, acquisitions and dispositions.

           COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR
                             ENDED DECEMBER 31, 1999
           (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)


                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------                     PERCENT
                                                     2000             1999         CHANGE        CHANGE
                                                   ---------       ---------      ---------      ------
REVENUE Revenue from rental operations:
     Rental .................................      $ 328,460       $ 292,688      $  35,772         12%
     Tenant reimbursements ..................         16,371          13,863          2,508         18
     Parking, net of expense ................         18,348          14,384          3,964         28
     Other rental operations ................         21,411          16,918          4,493         27
                                                   ---------       ---------      ---------       ----
       Total ................................        384,590         337,853         46,737         14
     Interest and other income ..............          3,527           2,822            705         25
                                                   ---------       ---------      ---------       ----
       Total revenue ........................      $ 388,117       $ 340,675      $  47,442         14%
                                                   =========       =========      =========       ====
EXPENSES
  Property expenses:
     Repairs and maintenance ................      $  35,390       $  32,902      $   2,488          8%
     Utilities ..............................         29,872          28,305          1,567          6
     Real estate taxes ......................         26,808          23,167          3,641         16
     Insurance ..............................          4,203           3,993            210          5
     Ground rent ............................          1,214             891            323         36
     Administrative .........................         13,430          12,026          1,404         12
                                                   ---------       ---------      ---------       ----
       Total property expenses ..............        110,917         101,284          9,633         10
     General and administrative .............          8,306           6,753          1,553         23
     Interest ...............................         78,406          60,239         18,167         30
     Depreciation and amortization ..........         87,267          69,837         17,430         25
                                                   ---------       ---------      ---------       ----
       Total expenses .......................      $ 284,896       $ 238,113      $  46,783         20%
                                                   =========       =========      =========       ====
OTHER DATA:
  NUMBER OF PROPERTIES:
     Acquired during period .................             --               4
     Completed and placed in service
        during period .......................              1              --
     Disposed of during period ..............             (1)             --
     Owned at end of period .................            142             142
  NET RENTABLE SQUARE FEET:
     Acquired during period .................             --             524
     Completed and placed in service
        during period .......................            242              --
     Disposed of during period ..............            (76)             --
     Owned at end of period .................         18,658          18,492


       Variances for revenue from rental operations and property expenses are discussed below.

       Interest and other income increased by approximately $705,000 in 2000 as compared to 1999, primarily due to increases in management fees for owner associations we manage and from higher interest income earned in 2000 on higher restricted cash balances required by mortgage loans entered into after January 1, 1999.

       General and administrative expenses were approximately $8.3 million, or 2.1% of total revenue, in 2000 as compared to $6.8 million, or 2.0% of total revenue, in 1999. This increase was primarily related to higher personnel costs in 2000, including $586,000 related to the non-cash compensation expense from restricted stock awards granted to several key executives.

       Interest expense increased approximately $18.2 million in 2000 as compared to 1999. This increase was primarily due to both higher outstanding balances in 2000, resulting from the funding of acquisitions, tenant improvements, leasing commission costs and development and renovation projects placed in service during the periods presented, and higher average interest rates in 2000.

       Depreciation and amortization expense increased by approximately $17.4 million in 2000, primarily due to depreciation related to properties acquired in 1999, newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service in 2000.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

       The increase in revenue from rental operations and property operating expenses in 2000 as compared to 1999 was partially due to the four properties we acquired during 1999, a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000 and the five properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the extent and status of the renovation and occupancy levels maintained during the renovation.

       Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the eleven properties that were either acquired, sold or placed in service after January 1, 1999 or were under renovation for all or a portion of the period beginning after January 1, 1999 and for the 132 non-renovation properties we owned for all 1999 and 2000 (in thousands, except number of properties).


                                                                 PROPERTIES ACQUIRED, SOLD,   NON-RENOVATION
                                                                   PLACED IN SERVICE OR      PROPERTIES OWNED
                                                                     UNDER RENOVATION           FOR ALL OF
                                               TOTAL VARIANCE      AFTER JANUARY 1, 1999     1999 AND 2000(1)
                                               --------------    -------------------------   ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental ..........................               $ 35,772               $ 17,122               $ 18,650
  Tenant reimbursements ...........                  2,508                    185                  2,323
  Parking, net of expense .........                  3,964                  1,442                  2,522
  Other rental operations .........                  4,493                  6,882                 (2,389)
                                                  --------               --------               --------
                                                  $ 46,737               $ 25,631               $ 21,106
                                                  ========               ========               ========
PROPERTY EXPENSES:
  Repairs and maintenance .........                  2,488                  1,955                    533
  Utilities .......................                  1,567                  1,432                    135
  Real estate taxes ...............                  3,641                  1,401                  2,240
  Insurance .......................                    210                    165                     45
  Ground rent .....................                    323                     --                    323
  Administrative ..................                  1,404                    738                    666
                                                  --------               --------               --------
                                                  $  9,633               $  5,691               $  3,942
                                                  ========               ========               ========
OTHER DATA:
  Number of properties ............                                            11                    132
  Net rentable square feet ........                                         1,910                 16,824


----------

(1)    See analysis of Properties Owned for all of 1999 and 2000 below.

PROPERTIES OWNED FOR ALL OF 1999 AND 2000

       Following is a comparison of property operating data computed under the GAAP basis and cash basis for the 132 non-renovation properties we owned for all of 1999 and 2000 (in thousands, except number of properties and percentages).


                                                  YEAR ENDED
                                                 DECEMBER 31,
                                           -----------------------        DOLLAR       PERCENT
                                             2000           1999          CHANGE       CHANGE
                                           --------       --------       --------      ------
GAAP BASIS:
  Revenue from rental operations ....      $343,045       $321,939       $ 21,106        6.6%
  Property expenses .................       100,714         96,772          3,942        4.1
                                           --------       --------       --------       ----
                                           $242,331       $225,167       $ 17,164        7.6%
                                           ========       ========       ========       ====
CASH BASIS(1):
  Revenue from rental operations ....      $334,915       $315,498       $ 19,417        6.2%
  Property expenses .................       100,714         96,772          3,942        4.1
                                           --------       --------       --------       ----
                                           $234,201       $218,726       $ 15,475        7.1%
                                           ========       ========       ========       ====

Number of properties ................           132            132
Average occupancy ...................          95.1%          93.9%
Net rentable square feet ............        16,824         16,824


----------

(1)    Excludes straight-line rent adjustments.

       Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $21.1 million, or 6.6%, during 2000, compared to 1999. Approximately $18.7 million of this increase was from rental revenue, of which $17.0 million was related to scheduled rents and $1.7 million was from straight-line rent. Approximately 55% of the increase in scheduled rents was due to increases in rental rates in 2000 and the remaining 45% was related to higher average occupancy in 2000. The increase in straight-line rent was primarily due to new leases and extensions signed with higher rental rate escalations than in 1999. Revenue from rental operations was also higher due to an approximate $2.3 million increase in tenant reimbursements, a $2.5 million increase in parking income net of an approximate $2.4 million decrease in other revenue from rental operations. In addition to recoveries of approximately $688,000 from increases in utility rates for our San Diego properties, tenant reimbursements and parking income primarily increased due to the approximate 1.2% increase in average occupancy in 2000, while other rental operations decreased primarily due to lower lease termination settlements fees in 2000.

       Excluding only the straight-line rent adjustment for these properties, revenue from rental operations computed on a cash basis, increased by approximately $19.4 million or 6.2%.

       Property operating expenses for these properties increased by approximately $3.9 million, or 4.1%, during 2000, compared to 1999, primarily due to higher real estate taxes, repairs and maintenance, contingent ground rent and property administrative expenses in 2000. Real estate taxes increased by approximately $2.2 million in 2000 due to normal annual increases and final assessments on certain properties. Repairs and maintenance increased by $533,000 primarily due to the 1.2% increase in average occupancy in 2000. Ground rent expense increased by $323,000 due to higher operating income from one of our properties with a participating ground lease. Property administrative expenses, comprised primarily of personnel and related costs, were also approximately $666,000 higher in 2000, primarily due to our continued focus on raising portfolio-wide occupancy. Our utility costs increased by approximately $135,000 in 2000 due to both higher average occupancy and rate increases for our San Diego properties, partially offset by savings achieved from energy enhancing capital improvements completed during 1999.

        COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
                                DECEMBER 31, 1998
           (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)


                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------       DOLLAR         PERCENT
                                                     1999          1998         CHANGE         CHANGE
                                                   --------      --------      --------       --------
REVENUE Revenue from rental operations:
     Rental .................................      $292,688      $250,467      $ 42,221             17%
     Tenant reimbursements ..................        13,863         9,505         4,358             46
     Parking, net of expense ................        14,384        12,223         2,161             18
     Other rental operations ................        16,918         8,872         8,046             91
                                                   --------      --------      --------       --------
       Total ................................       337,853       281,067        56,786             20
     Interest and other income ..............         2,822         3,515          (693)           (20)
                                                   --------      --------      --------       --------
       Total revenue ........................      $340,675      $284,582      $ 56,093             20%
                                                   ========      ========      ========       ========
EXPENSES
  PROPERTY EXPENSES:
     Repairs and maintenance ................      $ 32,902      $ 27,141      $  5,761             21%
     Utilities ..............................        28,305        26,559         1,746              7
     Real estate taxes ......................        23,167        19,433         3,734             19
     Insurance ..............................         3,993         4,110          (117)            (3)
     Ground rent ............................           891           714           177             25
     Administrative .........................        12,026         8,613         3,413             40
                                                   --------      --------      --------       --------
       Total property expenses ..............       101,284        86,570        14,714             17
     General and administrative .............         6,753         6,264           489              8
     Interest ...............................        60,239        43,403        16,836             39
     Depreciation and amortization ..........        69,837        51,822        18,015             35
                                                   --------      --------      --------       --------
       Total expenses .......................      $238,113      $188,059      $ 50,054             27%
                                                   ========      ========      ========       ========
OTHER DATA:
  NUMBER OF PROPERTIES:
     Acquired during period .................             4            66
     Owned at end of period .................           142           138
  NET RENTABLE SQUARE FEET:
     Acquired during period .................           524         7,664
     Owned at end of period .................        18,492        17,968


       The increase in revenue from rental operations and property expenses in 1999 is primarily from properties acquired during 1998 and 1999. The 1998 amounts do not include a full year of operations for the 66 properties we acquired during 1998 or for the four properties we acquired during 1999.

       Following is a summary of the 1999 increase in revenue from rental operations and property expenses that relate to the 70 properties that we acquired during 1998 and 1999 and for the 72 properties we owned for all of 1998 and 1999 (in thousands, except number of properties).

                                                               PROPERTIES         PROPERTIES
                                                             ACQUIRED DURING   OWNED FOR ALL OF
                                          TOTAL VARIANCE      1998 AND 1999    1998 AND 1999(1)
                                          --------------     ---------------   ----------------
REVENUE FROM RENTAL OPERATIONS:
  Rental ..........................          $ 42,221           $ 32,177          $ 10,044
  Tenant reimbursements ...........             4,358              3,551               807
  Parking, net of expense .........             2,161              1,323               838
  Other rental operations .........             8,046              2,400             5,646
                                             --------           --------          --------
                                             $ 56,786           $ 39,451          $ 17,335
                                             ========           ========          ========
PROPERTY EXPENSES:
  Repairs and maintenance .........          $  5,761           $  3,708          $  2,053
  Utilities .......................             1,746              1,904              (158)
  Real estate taxes ...............             3,734              2,033             1,701
  Insurance .......................              (117)               190              (307)
  Ground rent .....................               177                  1               176
  Administrative ..................             3,413              1,938             1,475
                                             --------           --------          --------
                                             $ 14,714           $  9,774          $  4,940
                                             ========           ========          ========
OTHER DATA:
  Number of properties ............                                   70                72
  Net rentable square feet ........                                8,188            10,304


----------

(1)    See analysis of Properties Owned for all of 1998 and 1999 below.

       Interest and other income decreased by approximately $700,000 in 1999 as compared to 1998, primarily due to lower interest income earned on mortgage notes receivable acquired in September 1997.

       General and administrative expenses were approximately $6.8 million, or 2.0% of total revenue, in 1999 as compared to $6.3 million, or 2.2% of total revenue, in 1998. General and administrative expenses as a percentage of total revenue decreased in 1999 compared to 1998 primarily due to benefits achieved from economies of scale and concentration over a larger property portfolio.

       Interest expense increased approximately $16.8 million in 1999 as compared to 1998. This increase was due to higher outstanding debt balances in 1999, primarily to fund property acquisitions and tenant improvement build-outs, which was partially offset by slightly lower effective interest rates in 1999.

       Depreciation and amortization expense increased by approximately $18.0 million in 1999, primarily due to the 70 properties we acquired in 1998 and 1999.

PROPERTIES OWNED FOR ALL OF 1998 AND 1999


       Following is a comparison of property operating data computed on a GAAP basis and cash basis for the 72 non-renovation properties we owned for the entire twelve months ended December 31, 1999 and 1998 (in thousands, except number of properties and percentages).


                                                      YEAR ENDED
                                                     DECEMBER 31,
                                             ---------------------------            DOLLAR            PERCENT
                                               1999               1998              CHANGE            CHANGE
                                             --------           --------           --------          --------
GAAP BASIS:
  Revenue from rental operations ..          $210,312           $192,977           $ 17,335                 9%
  Property expenses ...............            65,270             60,330              4,940                 8
                                             --------           --------           --------          --------
      Net .........................          $145,042           $132,647           $ 12,395                 9%
                                             ========           ========           ========          ========

CASH BASIS(1):
  Revenue from rental operations ..          $207,357           $189,181           $ 18,176                10%
  Property expenses ...............            65,270             60,330              4,940                 8
                                             --------           --------           --------          --------
      Net .........................          $142,087           $128,851           $ 13,236                10%
                                             ========           ========           ========          ========

Number of properties ..............                72                 72
Average occupancy .................              89.4%              85.4%
Net rentable square feet ..........            10,304             10,304


----------

(1)    Excludes straight-line rent adjustments.

       Revenue from rental operations for the 72 properties we owned for all of 1998 and 1999 computed on a GAAP basis increased by approximately $17.3 million in 1999 compared to 1998. This increase was primarily due to increases in rental rates and a four percentage point increase in average occupancy in 1999 for this pool of properties representing approximately 10.3 million net rentable square feet. This increase in occupancy not only contributed to higher rental revenue but also resulted in higher tenant expense reimbursements, parking income and miscellaneous tenant charges. Miscellaneous tenant charges include revenue from after-hour utility billings, signage, satellite income and lease termination settlements. Lease termination settlements totaled approximately $9.7 million in 1999 compared to $4.1 million in 1998 for these properties.

       Excluding only the straight-line rent adjustments for these properties, revenue from rental operations, computed on a cash basis, increased by approximately $18.2 million for the reasons described above.

       Property operating expenses for these properties increased by approximately $4.9 million in 1999 compared to 1998, primarily due to higher repairs, maintenance and administrative and overhead expenses. These increases were primarily related to the four percentage point increase in average occupancy in 1999.

       LIQUIDITY AND CAPITAL RESOURCES

       Cash Flows

       Cash provided by operating activities increased by approximately $23.8 million to $194.3 million for the year ended December 31, 2000, as compared to $170.5 million for the year ended December 31, 1999, primarily due to improved operating results for the 132 properties we owned for all of 1999 and 2000, as well as the net operating results of the eleven properties we developed, renovated or acquired subsequent to January 1, 1999.

       Cash used in investing activities decreased by approximately $67.6 million to $216.0 million in 2000 compared to $283.6 million in 1999. This decrease was primarily due to $89.8 million used in 1999 to acquire four properties which was partially offset by an increase of approximately $14.4 million used in 2000 for capital expenditures related to our increased development and renovation activity and additional costs associated with tenant improvement build-outs resulting from occupancy gains achieved in 2000.

       Cash provided by financing activities decreased by $95.5 million to $20.1 million, as compared to $115.6 million in 1999. This decrease was primarily due to the timing of an equity issuance. In September 1999, we issued $50 million in 8-5/8% Series B Cumulative Redeemable Preferred Operating Units. Cash provided by financing activities for the year ended December 31, 2000 consisted primarily of net proceeds from our offerings of unsecured senior notes, partially offset by repayments of mortgage loans, paydowns of our unsecured lines of credit and distributions to our stockholders and minority interests.

       Capital Commitments

       As of December 31, 2000, we had approximately $14.1 million outstanding in capital commitments related to tenant improvements, development and property-related capital expenditures. We expect to fund short term capital commitments through cash flow generated by operating activities and proceeds from asset sales or proceeds from our lines of credit.

       Available Borrowings, Cash Balances and Capital Resources

       On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility) depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders under this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of December 31, 2000, there was approximately $172.4 million outstanding on this line of credit and approximately $102.6 million was available for additional borrowings.

       In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this new line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit have been used to reduce the outstanding balance under our $275 million line of credit. As of December 31, 2000, there was $75 million outstanding on this line of credit.

       In August 2000, we extended our unsecured line of credit with a total commitment of $10 million from City National Bank to August 2001. This line of credit accrues interest at the City National Bank Prime Rate less 0.875%. As of December 31, 2000, there was an outstanding balance of $6.0 million, and $4.0 million was available for additional borrowing. Proceeds from this line of credit have been used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other purposes.

       As of December 31, 2000 we had approximately $106.6 million available under our unsecured lines of credit.

       On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers a mortgage loan and to reduce the outstanding balance under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. We subsequently filed a registration statement that became effective on May 10, 2000 and all privately placed notes were exchanged for notes registered under the Securities Act.

       On November 20, 2000, we completed a private placement of $100 million 8.50% senior notes due in November 2010, with interest payable semi-annually on November 15 and May 15 of each year. We used the net proceeds from this private placement to reduce the outstanding balance on one of our unsecured lines of credit and to repay a construction loan related to our development of the 6060 Center Drive project. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. We subsequently filed a registration statement that became effective on

       March 29, 2001 and are currently exchanging these privately placed notes for registered notes. We expect to complete this exchange offer by April 26, 2001.

       The following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2000 (in thousands):

YEAR                                           AMOUNT
----                                         ----------
2001 ..............................          $    8,492
2002 ..............................              77,618(1)
2003 ..............................             177,804(2)
2004 ..............................             182,218
2005 ..............................             207,834
Thereafter ........................             523,803
                                             ----------
  Total ...........................          $1,177,769
                                             ==========


----------

(1) Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one year extension.

(2) Consists primarily of $172.4 million outstanding on our Wells Fargo line of credit.


       The following is other information related to our indebtedness as of December 31, 2000 (in thousands, except percentage and interest rate data):

       Unsecured and Secured Debt:

                                                                                    WEIGHTED
                                                                 PERCENT OF         AVERAGE
                                               BALANCE           TOTAL DEBT     INTEREST RATE(1)
                                             ----------          ----------     ----------------
Unsecured debt ....................          $  601,714                  51%          8.88%
Secured debt ......................             576,055                  49%          7.36%
                                             ----------          ----------           ----
     Total/Weighted average .......          $1,177,769                 100%          8.14%
                                             ==========          ==========           ====


       Floating and Fixed Rate Debt:


                                                                                        WEIGHTED
                                                                 PERCENT OF             AVERAGE
                                              BALANCE            TOTAL DEBT         INTEREST RATE(1)
                                              -------            ----------         ----------------
Floating rate .....................          $  253,350                  22%             8.58%
Fixed rate ........................             924,419                  78%             8.02%
                                             ----------          ----------              ----
     Total/Weighted average .......          $1,177,769                 100%             8.14%
                                             ==========          ==========              ====


----------

(1)    Includes amortization of prepaid financing costs.

       As of December 31, 2000, we had approximately $24.8 million in cash and cash equivalents, including $19.4 million in restricted cash, including $13.9 million in interest-bearing cash deposits required by some of our mortgage loans payable. In addition, we had $5.5 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

       We may sell mature or slow growth assets over the next twelve to twenty-four months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher yields, which may include development of office buildings, acquisitions or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

       We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit or proceeds from asset sales. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable Arden Realty to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-terms liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

       We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, the refinancing of existing indebtedness, proceeds from asset sales and/or the issuance of long-term debt and equity securities.

       Funds From Operations and Funds Available For Distribution

       The following table reflects the calculation of our funds from operations for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                        2000              1999           1998
                                                                                      ---------         ---------      ---------
Funds from Operations (1):
    Net Income .................................................................      $ 105,209         $ 102,393      $  95,794
    Depreciation and amortization ..............................................         87,267            69,837         51,822
    Gain on disposition of property ............................................         (2,132)               --             --
      Distributions on Preferred Operating Partnership Units ...................         (4,312)           (1,354)            --
                                                                                      ---------         ---------      ---------
Funds from Operations ..........................................................        186,032(2)        170,876        147,616
    Company's share percentage .................................................           96.7%             96.2%          95.3%
                                                                                      ---------         ---------      ---------
    Company's share of Funds from Operations ...................................      $ 179,893         $ 164,383      $ 140,678
                                                                                      =========         =========      =========


Funds Available for Distribution(3):
    Funds From Operations ......................................................      $ 186,032         $ 170,876      $ 147,616
    Straight-line rent adjustment ..............................................         (8,078)           (7,680)        (8,193)
     Capital expenditure, tenant improvement and leasing commission reserve ....        (30,494)          (27,272)       (21,487)
                                                                                      ---------         ---------      ---------
Funds Available for Distribution ...............................................      $ 147,460         $ 135,924      $ 117,936
                                                                                      =========         =========      =========
    Weighted average shares common operating
       partnership units outstanding -- Diluted ................................         65,759            65,566         61,999
                                                                                      =========         =========      =========


----------

(1) We consider funds from operations, as defined by NAREIT, to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance, as a substitute for cash flow from operating activities determined in accordance with GAAP or as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

       The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding gains or losses from extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other real estate companies and, accordingly, our funds from operations may not be comparable to those companies' funds from operations.


(2)    Includes $586,000 in non-cash compensation expense.


(3) Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions.

CURRENT ECONOMIC CLIMATE

       Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. National and local economic trends may affect demand for our properties. The timing and extent of changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. Some sectors of the national and California economy, particularly the sectors containing technology and Internet companies, are reported to be experiencing slower growth, reduced earnings or increased losses. Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas of the state. As of the date of this Form 10-K, we have not noted any material trends or effects arising from these national and regional issues on our ability to lease and renew available space, to increase rental rates as leases expire and to collect amounts due from our tenants. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. See "Risk Factors -- Our operating performance and property values will be affected by changes in the economic climate in Southern California," -- "the financial condition and solvency of our tenants may reduce our cash flow," and "- Rising energy costs and power outages in California may have an adverse effect on our operations and revenue."

FORWARD-LOOKING STATEMENTS

       This Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the Securities and Exchange Commission and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. We caution you, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Market risk is the exposure or loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

       Interest Rate Risk.

       Even though we currently have no such agreements, in order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

       Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2000, a 1% increase in interest rates on our $253.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.5 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $253.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.5 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of December 31, 2000 was 8.58%

       Our fixed rate debt totaled $924.4 million as of December 31, 2000 with a weighted average interest rate of 8.02% and an unrealized loss of approximately $25.9 million for a total fair value of approximately $898.5 million. A 1% decrease in interest rates on our $924.4 million of fixed rate debt would decrease its fair value by approximately $45.2 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $924.4 million of fixed rate debt would increase its fair value by approximately $45.2 million and would not have an impact of annual future earnings and cash flows.

       These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of this magnitude, we would consider taking actions to further mitigate our exposure to the change. Due to the uncertainty of the specific actions that would be taken and their possible effects, however, this sensitivity analysis assumes no changes in our capital structure.

                                  RISK FACTORS

       In addition to the other information contained or incorporated by reference in this Form 10-K, you should carefully consider the following risk factors.

REAL ESTATE INVESTMENT RISKS

       An inability to retain tenants or rent space upon lease expirations may adversely affect our ability to service our debt.

       Through 2005, 2,729 leases, including month-to-month leases comprising 73% of our leased net rentable square footage and 73% of our annualized base rents at December 31, 2000 will expire as follows:

                                                     NUMBER                PERCENTAGE OF              PERCENTAGE OF
                                                    OF LEASED           AGGREGATE PORTFOLIO        AGGREGATE PORTFOLIO
YEAR                                                 EXPIRING            LEASES SQUARE FEET       ANNUALIZED BASE RENT
----                                                ---------           -------------------       --------------------
2001 ..............................                    646                      11.8%                     11.1%
2002 ..............................                    644                      15.3%                     13.4%
2003 ..............................                    608                      17.6%                     16.9%
2004 ..............................                    413                      15.4%                     14.9%
2005 ..............................                    16.4%                    17.1%                     17.1%

       If we are unable to promptly relet or renew leases for all or a substantial portion of this space, or if the rent upon renewal or reletting are significantly lower than expected, our cash flow and business could be adversely affected.

       Our operating performance and property values will be affected by changes in the economic climate in Southern California.

       All of our properties are located in Southern California. Our revenue and the value of our properties may be affected by a number of factors that are unique to or particularly affect the Southern California economy and real estate market, which may adversely affect our business.

       Competition affects occupancy levels rents and cost of land which could adversely affect our revenues.

       Many office properties compete with our properties in attracting tenants to lease space. Some of the competing properties may be newer, better located or owned by parties better capitalized than we are. Although ownership of these competing properties is currently diversified among many different types, from publicly traded companies and institutional investors to small enterprises and individual owners, and no one or group of owners currently dominate or significantly influence the market, consolidation of owners could create efficiencies and marketing advantages for the consolidated group that could adversely affect us. These competitive advantages, the number of competitors and the number of competitive commercial properties in a particular area could have a material adverse effect on the rents we can charge, our ability to lease space in our existing properties or at newly acquired or developed properties and the prices we have to pay for developable land.

       The financial condition and solvency of our tenants may reduce our cash flow.

       Tenants may experience a downturn in their business which may cause them to miss rental payments when due or to seek the protection of bankruptcy laws, which could result in rejection and termination of their leases or a delay in recovering possession of their premises. Although we have not experienced material losses from tenant bankruptcies, we cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner.

       Because real estate investments are illiquid, we may not be able to sell properties when appropriate.

       Equity real estate investments are relatively illiquid. That illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended, may under specified circumstances impose a 100% prohibited transaction tax on the profits derived from our sale of properties held for fewer than four years, which could affect our ability to sell our properties.

       Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.

       Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas. Approximately 55% of our buildings and approximately 56% of the total net rentable square footage of our portfolio are located within municipalities that either do not produce their own power or have not entered into long term fixed price contracts. These properties may be subject to intermittent service interruptions or significant rate increases from their utility providers. The remaining portion of our portfolio is located in areas that are not expected to be subject to intermittent electric service interruptions and significant electric rate increases.

       Approximately 19% of our buildings and 15% of the total net rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount. We estimate that we will be able to recover approximately 90% of any utility cost increases from our tenants.

       Although we have not experienced any material losses resulting from electric deregulation, it is possible that some of our tenants will not fulfill their lease obligations and reimburse us for their share of any significant electric rate increases and that we will not be able to retain or replace our tenants if energy problems in California continue.

       Increases in taxes and regulatory compliance costs may reduce our revenue.

       Except for our triple net leases, we may not be able to pass all real estate tax increases through to some of our tenants. Therefore, any tax increases may adversely affect our cash flow and our ability to pay or refinance our debt obligations. Our properties are also subject to various federal, state and local regulatory requirements, such as requirements of the Americans with Disabilities Act, and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in substantial compliance with these regulatory requirements. We cannot assure you, however, that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and the amounts available for distributions and our business.

       We may acquire properties through partnerships or joint ventures with third parties that could result in financial dependency and management conflicts.

       Although we currently do not have any agreements to do so, we may participate with other entities in property ownership through joint ventures or partnerships in the future. Depending on the characteristics and business objectives of the joint venture or partnershiup, we may not have voting control over the joint venture or partnership. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including:

       -      our partners or co-venturers might become bankrupt;

       - our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals; and

       - our partners or co-venturers may be in a position to take action contrary to our instructions or requests contrary to our policies or objectives.

       Neither our limited partnership agreement nor Arden Realty's governing documents prevent us from participating in joint ventures with our affiliates. Because a joint venture with an affiliate may not be negotiated in a traditional arm's length transaction, terms of the joint venture may not be as favorable to us as we could obtain if we entered into a joint venture with an outside third party.

       We may not be able to integrate or finance our acquisitions.

       As we acquire additional properties, we will be subject to risks associated with managing new properties, including building systems not operating as expected, delay in or failure to lease vacant space and tenants failing to renew leases as they expire. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing accounting systems and property management structure. We cannot assure you that we will be able to succeed with that integration or effectively manage additional properties or that newly acquired properties will perform as expected. Changing market conditions, including competition from other purchasers of suburban office properties, may diminish our opportunities for attractive additional acquisitions. Moreover, acquisition costs of a property may exceed original estimates, possibly making the property uneconomical.

       Our acquisitions and renovations may not perform as expected.

       Although we currently have no plans to significantly expand or renovate our properties, we may do so in the future. Expansion and renovation projects may inconvenience and displace existing tenants, require us to engage in time consuming up-front planning and engineering activities and expend capital, and require us to obtain various government and other approvals, the receipt of which cannot be assured. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with these activities, we will nevertheless incur risks, including expenditures of funds on, and devotion of our time to, projects that may not be completed.

       Our development activities may be more expensive than anticipated and may not yield our anticipated results.

       We currently have three properties under development at the Howard Hughes Center in Los Angeles, California. The estimated total costs for these three properties is approximately $204.2 million. In addition, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park, but do not intend to commence construction on any of these projects until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.

       We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales or proceeds from our lines of credit.

       Risks associated with our development activities may include:

       - abandonment of development opportunities due to a lack of financing or other reasons;

       - construction costs of a property exceeding original estimates, possibly making the property uneconomical;

       - occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

       - construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs; and

       - development activities would also be subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

       We are not subject to any limit on the amount or percentage of our assets that may be invested in any single property or any single geographic area.

       Our partnership agreement and other governing documents do not restrict the amount or percentage of our assets that we may invest in a single property or geographic area. All of our properties are currently in Southern California and we have no immediate plans to invest outside of Southern California. This lack of diversification in our investments makes us more highly susceptible to changes affecting the Southern California economy and real estate markets or damages from regional events such as earthquakes.

       We may not be able to expand into new markets successfully.

       While our business is currently limited to the Southern California market, it is possible that we will in the future expand our business to new geographic markets. We will not initially possess the same level of familiarity with new markets outside of Southern California, which could adversely affect our ability to manage, lease, develop or acquire properties in new localities.

FINANCING RISKS

       Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

       We have now and will continue to have a significant amount of debt. As of December 31, 2000, we had total debt of approximately $1.2 billion, consisting of approximately $576 million in secured debt and approximately $602 million of unsecured debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

       Our substantial indebtedness could:

       - require us to dedicate a substantial portion of our cash flow to pay our debt, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures, acquisition and development activity and other business purposes;

       -      make it more difficult for us to satisfy our debt obligations;

       - limit our ability to refinance our debt and obtain additional debt financing; and

       - increase our vulnerability to general adverse economic and real estate industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the real estate industry.

       We may be able to incur substantially more debt which would increase the risks associated with our substantial leverage.

       Despite current indebtedness levels, we may still be able to incur substantially more debt in the future. Neither our partnership nor Arden Realty's charter or bylaws limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $360 million under our three lines of credit. In addition, we have the option to increase our $275 million unsecured line of credit by $50 million. If we exercised the option, we would be able to borrow up to $410 million under our three lines of credit. As of December 31, 2000, we had the ability to borrow an additional approximately $106.6 million under these three lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.

       Scheduled debt payments could adversely affect our financial condition.

       Our cash flow could be insufficient to meet required payments of principal and interest when due. In addition, we may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, and, if we can refinance, the terms of the refinancing might not be as favorable as the terms of our existing indebtedness. As of December 31, 2000, approximately $8.5 million of principal will be coming due over the next twelve months. If principal payments cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt and continue to service and repay our debt obligations.

       Rises in interest rates could adversely affect our financial condition.

       An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2000, approximately 22% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable. As of December 31, 2000, we were not a party to any such agreements.

       Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.

       We currently have outstanding five mortgage financings totaling $556.8 million that are secured by 67 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Five additional properties are subject to single property mortgages totaling approximately $19.3 million at December 31, 2000. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.

TAX RISKS

       Our partnership agreement restricts our ability to accumulate cash that might be used in future periods to make debt payments or to fund future growth.

       In order to qualify as a REIT, Arden Realty must distribute to its stockholders at least 95% of its REIT taxable income (90% beginning January 1, 2001), excluding net capital gain, and to avoid federal income taxation, its distributions must not be less than 100% of its REIT taxable income, including capital gains. To avoid excise tax liability, Arden Realty's distributions to its shareholders for the year must exceed the sum of 85% of its ordinary income, 95% of its capital gain net income, and any undistributed taxable income from prior years. Our partnership agreement generally requires us to distribute substantially all of our available cash generated from operations each quarter and make reasonable efforts to distribute to Arden Realty enough cash for it to meet the 90% distribution requirement and to avoid any federal income or excise tax liability. As a result of these distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on our debt obligations and to fund future growth.

       We intend to qualify as a partnership, but we cannot guarantee that we will qualify.

       We intend to qualify as a partnership for federal income tax purposes. However, if we are a "publicly traded partnership," we will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Internal Revenue Code. The income requirements applicable to REITs and the definition of "qualifying income" for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that we would meet this 90% test, but we cannot guarantee that it would. If we were to be taxed as a corporation, we would incur substantial tax liabilities, Arden Realty would fail to qualify as a REIT for federal income tax purposes and our and Arden Realty's ability to raise additional capital could be significantly impaired.

       We may suffer adverse tax consequences and be unable to attract capital if Arden Realty fails to qualify as a REIT.

       We believe that since its taxable year ended December 31, 1996, Arden Realty has been organized and operated, and intends to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that Arden Realty has been and will continue to be organized and has operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that it has been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations and tests regarding various factual matters and circumstances not entirely within Arden Realty's control. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT, like Arden Realty, that holds its assets through an investment in a partnership. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification. We are, however, not aware of any pending legislation that would adversely affect Arden Realty's ability to operate as a REIT. Arden Realty's qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code, the results of which have not been and will not be reviewed by our tax counsel.

       If Arden Realty failed to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, it also would be disqualified as a REIT for the four taxable years following the year during which qualification was lost. If it were disqualified as a REIT, Arden Realty might cause us to distribute adequate amounts so as to permit it to pay its tax liabilities. In addition, Arden Realty's ability to raise additional capital for us could be significantly impaired. This could reduce the funds we would have available to service our debt.

       Even if Arden Realty qualifies for and maintains its REIT status, it will be subject to certain federal, state and local taxes on its income and property. For example, if Arden Realty has net income from a prohibited transaction, specifically sales or other taxable dispositions of property held primarily for sale to customers in the ordinary course of business, that income will be subject to a 100% tax.

OTHER RISKS

       Our general partner may change policies without stockholder or partner approval.

       Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our general partner. Although Arden Realty has no present intention to do so, these policies could be amended or revised at any time and from time to time at the discretion of Arden Realty without a vote of its stockholders or approval by the limited partners. In addition, Arden Realty may change policies with respect to conflicts of interest provided that the changes are consistent with applicable legal requirements. A change in these policies could adversely affect our financial condition and results of operations.

       Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.

       We carry comprehensive liability, fire, extended coverage and rental loss insurance policies which currently cover all of our properties with specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some losses, however, are generally not insured against because it is not economically feasible to do so. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in the property, as well as the anticipated future revenue from the property and, in the case of debt which is recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss would adversely affect our cash flow with respect to the property subject to the loss. Moreover, we would generally be liable for any unsatisfied obligations other than non-recourse obligations with respect to the property subject to the loss.

       An earthquake could adversely affect our business.

       All of our properties are located in Southern California which is a high risk geographical area for earthquakes. Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business. We maintain earthquake insurance for our properties and the resulting business interruption. We cannot assure you that our insurance will be sufficient if there is a major earthquake.

       Our properties may be subject to environmental liabilities.

       Under federal, state and local environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. These costs may be substantial, and the presence of these substances, or the failure to remediate the contamination on the property, may adversely affect the owner's ability to sell or rent the property or to borrow against the property. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at the disposal or treatment facility, whether or not the facility is owned or operated by that person. Some laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, third parties may have claims against the owner of the site based on damages and costs resulting from environmental contamination emanating from that site.

       Specific federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for release of asbestos-containing material and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership and operation of our properties, we may be potentially liable for those costs.

       In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. These environmental site assessments and investigations have included, among other things, a visual inspection of the properties and the surrounding area and a review of relevant state, federal and historical documents. Soil and groundwater samplings were performed where warranted.

       The environmental site assessments and investigations have identified a total of 28 properties in our portfolio, representing approximately 26.7% of the total net rentable square feet of the portfolio affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been or is being remediated, and
(c) those containing underground storage tanks, asbestos, or some known or suspected amount of indoor air contaminants.

       Of these properties, one is believed to be affected by contamination caused by third party sources and houses underground storage tanks, one contains friable asbestos, 14 contain non-friable asbestos, nine house underground storage tanks, and three contain known or suspected indoor air contaminants. The property affected by contamination is affected primarily by petroleum and solvent substances, and a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than no-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. We comply with all applicable laws, including double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment, to minimize the risks posed by underground storage tanks.

       The environmental site assessments and investigations have not, however, revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations taken as a whole, nor are we aware of any material environmental liability. Nevertheless, it is possible that our environmental site assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

       We believe that our properties are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances or petroleum products, except as noted above. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties, other than as noted above. It is possible that future laws will impose material environmental liabilities on us and that the current environmental condition of our properties will be affected by tenants, by the condition of land or operations in the vicinity of our properties, such as the presence of underground storage tanks, or by third parties unrelated to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       The information required by Part III is incorporated by reference from Arden Realty, Inc.'s definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information contained in the section captioned "Proposal I; Election of Directors" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The information contained in the section captioned "Executive Compensation" of the definitive proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained in the section captioned "Principal and Management Stockholders" of the definitive proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained in the section captioned "Certain Relationships and Related Transactions" of the definitive proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

       (a) FINANCIAL STATEMENTS

       The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                                                                                      PAGE
                                                                                                                      ----
ARDEN REALTY LIMITED PARTNERSHIP

        Report of Independent Auditors...........................................................................      F-1

        Consolidated Balance Sheets as of December 31, 2000 and 1999.............................................      F-2

        Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...............      F-3

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.....      F-4

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ..............      F-5

        Notes to Financial Statements............................................................................      F-6

       All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

       (b) REPORTS ON FORM 8-K

       We filed the following report on Form 8-K during the quarter ended December 31, 2000.

Date of Filing                                  Items Reported           Financial Statement
--------------                                  --------------           -------------------
November 20, 2000.............................         5                         No

       Form 8-K was filed on November 20, 2000. Under Item 5 -- Other Events and Regulation FD Disclosure, we reported that we placed $100 million of 8.5% senior unsecured notes due November 2010.

       (c) EXHIBITS

EXHIBIT NUMBER                                DESCRIPTION

3.1* Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

3.2 Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the "New Partners" therein.

4.1* Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.1*#            1996 Stock Option and Incentive Plan of Arden Realty, Inc.
                  and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's registration statement on Form S-11
                  (No. 333-8163).

10.2*# Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on June 23, 1998.

10.3* Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-8163).

10.4* Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty's quarterly report of Form 10-Q filed with the Commission on August 14, 1998.

10.5* Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).

10.6* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

10.7* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).

EXHIBIT NUMBER                                DESCRIPTION

10.8* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form
                  10-Q filed with the Commission on August 14, 1998.

10.9* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.10* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership ("Manager"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.11* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.12* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.13* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.14* Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.15* Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit
                  10.14 above).

EXHIBIT NUMBER                                DESCRIPTION

10.16* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

10.17* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).

10.18* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to
                  Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.19* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.20* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.21* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a Delaware corporation ("Secured Party"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.22* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a Delaware corporation ("Lender"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.23* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

EXHIBIT NUMBER                                DESCRIPTION

10.24*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

10.25*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

10.26*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/ A filed with the Commission on December 15, 1998.

10.27*# Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 8, 2000.

10.28* Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty's registration statement on Form S- II (No. 333-8163).

10.29* Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on May 12, 2000.

10.30* Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty's special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty's registration statement of Form S-11 (No. 333-30059).

10.31* Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report Form 8-K filed with the Commission on April 20, 1999.

10.32* Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

EXHIBIT NUMBER                                DESCRIPTION

10.33* Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and
                  Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.34* Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.35* Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.35* Form of Arden Realty Limited Partnership's unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.36* Form of Arden Realty Limited Partnership's unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.37* Senior Unsecured Credit Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated July 27, 2000 filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on November 12, 2000.

10.38* Registration Rights Agreement between Arden Realty Limited Partnership and the initial purchasers set forth therein dated as of March 17, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.39* Purchase Agreement between Arden Realty Limited Partnership and the initial purchasers set forth therein dated as of March 14, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.40* Registration Rights Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4
                  (No. 333-53376).

10.41* Purchase Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 15, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

EXHIBIT NUMBER                                DESCRIPTION

10.42* Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.43* Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.44* Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.45* Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on April 25, 2000.

10.46* Form of Arden Realty Limited Partnership's unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

12.1              Statement regarding computation of ratios

21.1* Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

------------------
     (*)      Incorporated by reference.

     (#) Management contract or compensatory plan or arrangement required to be identified by Item 14(a)3.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                        ARDEN REALTY LIMITED PARTNERSHIP

                                        By: ARDEN REALTY, INC.
                                        Its: General Partner



                                        By: /s/ RICHARD S. ZIMAN
                                        ----------------------------------------
                                        Richard S. Ziman
                                        Chairman of the Board
                                        and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                                TITLE                                DATE
               ----                                                -----                                ----
        /s/ RICHARD S. ZIMAN                        Chairman of the Board, Chief                   March 29, 2001
-------------------------------------               Executive Officer and Director
        Richard S. Ziman

        /s/ VICTOR J. COLEMAN                       President, Chief Operating                     March 29, 2001
-------------------------------------               Officer and Director
        Victor J. Coleman

        /s/ ANDREW J. SOBEL                         Executive Vice President                       March 29, 2001
-------------------------------------               Strategic Planning and Operations
        Andrew J. Sobel

        /s/ DANIEL S. BOTHE                         Senior Vice President and                      March 29, 2001
-------------------------------------               Co-Chief Financial Officer
        Daniel S. Bothe

        /s/ RICHARD S. DAVIS                        Senior Vice President,                         March 29, 2001
-------------------------------------               Co-Chief Financial Officer and
        Richard S. Davis                            Treasurer

        /s/ CARL D. COVITZ                          Director                                       March 29, 2001
-------------------------------------
        Carl D. Covitz

        /s/ STEVEN C. GOOD                          Director                                       March 29, 2001
-------------------------------------
        Steven C. Good

                                                  REPORT OF INDEPENDENT AUDITORS

The Partners
Arden Realty Limited Partnership

       We have audited the accompanying consolidated balance sheets of Arden Realty Limited Partnership as of December 31, 2000 and 1999 and the related consolidated statements of income, partner's capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Arden Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty Limited Partnership at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Los Angeles, California                      /s/ ERNST & YOUNG LLP
January 30, 2001

                        ARDEN REALTY LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                                                                                            DECEMBER 31,
                                                                                                   -----------------------------
                                                                                                       2000             1999
                                                                                                   -----------       -----------
ASSETS

Commercial properties:
    Land ....................................................................................      $   466,426       $   467,157
    Buildings and improvements ..............................................................        1,985,950         1,833,052
    Tenant improvements and leasing costs ...................................................          225,620           153,161
                                                                                                   -----------       -----------
                                                                                                     2,677,996         2,453,370
    Less: accumulated depreciation ..........................................................         (227,463)         (157,608)
                                                                                                   -----------       -----------
                                                                                                     2,450,533         2,295,762
    Properties under development ............................................................           93,384           183,349
    Properties held for disposition, net ....................................................           59,649                --
                                                                                                   -----------       -----------
    Net investment in real estate ...........................................................        2,603,566         2,479,111

Cash and cash equivalents ...................................................................            5,432             7,056
Restricted cash .............................................................................           19,367            18,513
Rent and other receivables, net of allowance of $1,705 and $2,390 at December 31, 2000
    and 1999, respectively ..................................................................           13,198            11,785
Due from general partner ....................................................................            1,370             2,446
Mortgage notes receivable, net of discount of
    $1,555 and $2,014 at December 31, 2000 and 1999, respectively ...........................           13,761            13,847
Deferred rent ...............................................................................           31,588            23,932
Prepaid financing costs, expenses and other assets, net of accumulated amortization of
    $5,456 and $5,742 at December 31, 2000 and 1999, respectively ...........................           18,685            16,214
                                                                                                   -----------       -----------
               Total assets .................................................................      $ 2,706,967       $ 2,572,904
                                                                                                   ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable ......................................................................      $   576,055       $   740,806
Unsecured lines of credit ...................................................................          253,350           288,850
Unsecured senior notes, net of discount .....................................................          348,364                --
Accounts payable and accrued expenses .......................................................           37,415            34,482
Security deposits ...........................................................................           19,470            16,073
                                                                                                   -----------       -----------
               Total liabilities ............................................................        1,234,654         1,080,211

Minority interests ..........................................................................            2,911             2,953

PARTNERS' CAPITAL

Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units outstanding
    at December 31, 2000 and 1999 ...........................................................           50,000            50,000
General and limited partners, 65,821,144 common OP Units outstanding at December 31, 2000
    and 65,509,000 outstanding as of December 31, 1999 ......................................        1,428,275         1,441,907
Deferred compensation .......................................................................           (8,873)               --
Notes receivable from general partner for common partnership units ..........................               --            (2,167)
                                                                                                   -----------       -----------
               Total partner's capital ......................................................        1,469,402         1,489,740
                                                                                                   -----------       -----------
               Total liabilities and partner's capital ......................................      $ 2,706,967       $ 2,572,904
                                                                                                   ===========       ===========


See accompanying notes to financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                            FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2000            1999             1998
                                                                 ---------       ---------       ---------
Revenue ...................................................      $ 384,590       $ 337,853       $ 281,067
Property operating expenses ...............................        110,917         101,284          86,570
                                                                 ---------       ---------       ---------
                                                                   273,673         236,569         194,497

General and administrative ................................          8,306           6,753           6,264
Interest ..................................................         78,406          60,239          43,403
Depreciation and amortization .............................         87,267          69,837          51,822
Interest and other income .................................         (3,527)         (2,822)         (3,515)
                                                                 ---------       ---------       ---------

Income before gain and minority interests .................        103,221         102,562          96,523
Gain on sale of property ..................................          2,132              --              --
                                                                 ---------       ---------       ---------

Income before minority interests ..........................        105,353         102,562          96,523

Minority interests ........................................           (144)           (169)           (729)
                                                                 ---------       ---------       ---------

Net income ................................................      $ 105,209       $ 102,393       $  95,794
                                                                 =========       =========       =========

Net income allocated to:
    Preferred units .......................................      $   4,312       $   1,354             $--
                                                                 =========       =========       =========
    Common units ..........................................      $ 100,897       $ 101,039       $  95,794
                                                                 =========       =========       =========

Earnings per common partnership unit:
    Earnings per common unit -- basic .....................      $    1.54       $    1.54       $    1.55
                                                                 =========       =========       =========
    Earnings per common unit- diluted .....................      $    1.53       $    1.54       $    1.55
                                                                 =========       =========       =========

Weighted average common partnership units outstanding:
    Basic .................................................         65,568          65,509          61,846
                                                                 =========       =========       =========
    Diluted ...............................................         65,759          65,566          61,999
                                                                 =========       =========       =========


See accompanying notes to financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                                                                                      RECEIVABLE
                                            PREFERRED      LIMITED         GENERAL      DEFERRED     FROM GENERAL
                                             PARTNER      PARTNERS         PARTNER    COMPENSATION      PARTNER        TOTAL
                                           -----------   -----------     -----------  ------------   ------------   -----------
Balance at January 1, 1998 ..............           --       109,901         646,107          --               --       756,008
OP Units converted ......................           --        (3,899)          3,899          --               --            --
Distributions ...........................           --        (5,137)        (92,269)         --               --       (97,406)
Contributions ...........................           --         8,218         710,582          --               --       718,800
Redemption of OP Units ..................           --       (16,305)             --          --               --       (16,305)
Officers notes ..........................           --            --              --          --           (2,047)       (2,047)
Net income ..............................           --         4,933          90,861          --               --        95,794
Redemption adjustment ...................           --       (25,737)         25,737          --               --            --
                                           -----------   -----------     -----------    --------      -----------   -----------
Balance at December 31, 1998 ............           --        71,974       1,384,917          --           (2,047)    1,454,844
OP Units converted ......................           --       (19,241)         19,241          --               --            --
Issuance of preferred units .............       50,000            --              --          --               --        50,000
Issuance costs ..........................          (38)         (962)             --          --           (1,000)
Distributions ...........................       (1,354)       (4,629)       (110,394)         --               --      (116,377)
Contributions ...........................           --            --              --          --             (120)         (120)
Net income ..............................        1,354         3,850          97,189          --               --       102,393
Redemption adjustment ...................           --        (8,782)          8,782          --               --            --
                                           -----------   -----------     -----------    --------      -----------   -----------
Balance at December 31, 1999 ............       50,000        43,134       1,398,773          --           (2,167)    1,489,740
                                           -----------   -----------     -----------    --------      -----------   -----------
Issuance costs ..........................           --            --            (119)         --               --          (119)
Distributions ...........................       (4,312)       (3,968)       (118,531)         --               --      (126,811)
Contributions ...........................           --           550              --          --               --           550
Receivables and interest from
 general partner ........................           --            --              --          --            2,167         2,167
Redemption of units .....................           --            --          (1,920)         --               --        (1,920)
Stock compensation ......................           --            --           9,459      (9,459)              --            --
Amortization of stock compensation ......           --            --              --         586               --           586
Net income ..............................        4,312         3,330          97,567          --               --       105,209
Redemption adjustment ...................           --        11,583         (11,583)         --               --            --
                                           ===========   ===========     ===========    ========      ===========   ===========
Balance at December 31, 2000 ............  $    50,000   $    54,629     $ 1,373,646      (8,873)     $        --   $ 1,469,402
                                           ===========   ===========     ===========    ========      ===========   ===========


See accompanying notes to financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                    2000              1999              1998
                                                                                 -----------       -----------       -----------
OPERATING ACTIVITIES:
Net income ................................................................      $   105,209       $   102,393       $    95,794
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Minority interests ....................................................              144               169               729
    Depreciation and amortization .........................................           87,267            69,837            51,822
    Amortization of loan costs and fees ...................................            3,568             2,868             1,941
    Gain on sale of property ..............................................           (2,132)               --                --
    Amortization of deferred stock compensation ...........................              586                --                --
    Changes in operating assets and liabilities:
        Rent and other receivables ........................................           (1,080)           (2,279)            1,280
        Due from general partner ..........................................            1,076              (499)            1,336
        Deferred rent .....................................................           (7,656)           (6,928)           (8,193)
        Prepaid financing costs, expenses and other assets ................           (7,480)           (1,456)           (6,567)
        Accounts payable and accrued expenses .............................           11,359             4,250             5,182
        Security deposits .................................................            3,397             2,140             7,086
                                                                                 -----------       -----------       -----------
Net cash provided by operating activities .................................          194,258           170,495           150,410
                                                                                 -----------       -----------       -----------
INVESTING ACTIVITIES:
 Acquisitions and improvements to commercial properties ...................         (227,707)         (283,574)       (1,119,833)
Proceeds from sale of property ............................................           11,683                --                --
Escrow deposit ............................................................               --                --            20,000
                                                                                 -----------       -----------       -----------
Net cash used in investing activities .....................................         (216,024)         (283,574)       (1,099,833)
                                                                                 -----------       -----------       -----------
FINANCING ACTIVITIES:
Proceeds from mortgage loans ..............................................           45,053           310,038           677,520
Repayment of mortgage loans ...............................................         (209,804)         (113,259)         (370,659)
Proceeds from unsecured lines of credit ...................................          238,000           209,661           413,350
Repayments of unsecured lines of credit ...................................         (273,500)         (217,261)         (357,300)
Proceeds from issuances of unsecured senior notes, net of discount ........          348,364                --                --
Increase in restricted cash ...............................................             (854)           (6,104)           (8,369)
 Proceeds from issuance of common partnership units,
    net of issuance costs .................................................               --                --           708,582
Distributions and redemptions paid to common partnership unit holders .....         (122,500)         (115,023)         (113,711)
Distributions to preferred operating partnership units holder .............           (4,312)           (1,354)               --
Distributions to minority interests .......................................             (186)             (141)             (712)
Proceeds from issuance of preferred operating partnership units ...........               --            50,000                --
Preferred operating partnership units issuance cost .......................             (119)           (1,000)               --
                                                                                 -----------       -----------       -----------
Net cash provided by financing activities .................................           20,142           115,557           948,701
                                                                                 -----------       -----------       -----------
Net (decrease) increase in cash and cash equivalents ......................           (1,624)            2,478              (722)
Cash and cash equivalents at beginning of period ..........................            7,056             4,578             5,300
                                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of period ................................      $     5,432       $     7,056       $     4,578
                                                                                 ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amount capitalized .......      $    70,139       $    58,365       $    48,206
                                                                                 ===========       ===========       ===========


See accompanying notes to financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

       Description of Business

       The terms "us," "we" and "our" as used in these financial statements refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc.

       Organization and Formation

       We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of December 31, 2000 and 1999, owned 96.7% of our common partnership units, or common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

       Arden Realty conducts substantially all of its operations through us. As of December 31, 2000 our portfolio consisted of 142 primarily suburban office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 square feet under development. As of December 31, 2000, our properties were approximately 95.5% leased.

       Arden Realty's interest in us entitles it to share in cash distributions from, and in our profits and losses in proportion to its percentage ownership. Certain individuals and entities own our remaining common OP Units, including Messrs. Ziman and Coleman, our Chairman and Chief Executive Officer and our President and Chief Operating Officer, respectively, together with other entities and persons who were issued common OP Units in connection with our acquisition of specific properties previously owned by those entities and persons. Each limited partner holding common OP Units is entitled to cause us to redeem the limited partner's common OP Units for cash. Arden Realty, however, may, instead of paying cash, elect to exchange those common OP Units for shares of its common stock on a one-for-one basis, subject to certain limitations. With each redemption or exchange of common OP Units, Arden Realty's percentage interest in us will increase.

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

       We are a Maryland limited partnership. Arden Realty is a Maryland corporation. Arden Realty's common stock is listed on the New York Stock Exchange under the symbol "ARI."

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       The accompanying consolidated financial statements include our accounts and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Risks and Uncertainties

       The preparation of financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Our properties are all located in Southern California. As a result of our geographic concentration, the operations of these properties could be affected by the economic conditions in this region.

       Segment Information

       We view our operations as principally one segment, namely the operation of commercial real estate located in Southern California, and the financial information disclosed herein represents all of the financial information related to this principal operating segment.

       Commercial Properties

       Our properties are stated at depreciated cost. When indicators of impairment exist, write-downs to estimated fair value would be recognized if a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. Properties held for disposition are carried at the lower of depreciated cost or fair value. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2000 and 1999, respectively.

       Repair and maintenance costs are charged to expenses as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset's useful life or increase its operating efficiency.

       Depreciation is calculated under the straight-line method using forty-year lives for buildings, ten-year lives for building improvements and five-year lives for furniture, fixtures and equipment. Amortization of tenant improvements is calculated using the straight-line method over the term of the related lease.

       Costs associated with leasing properties are capitalized and amortized to expense on a straight-line basis over the related lease term.

       Cash Equivalents

       Cash equivalents consist of highly liquid investments with original maturities of three months or less when acquired.

       Restricted Cash

       Restricted cash at December 31, 2000 and 1999 primarily consists of $13.9 million and $13.7 million, respectively, in cash deposits as required by certain of our mortgage loans payable and $5.4 million and $4.8 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.

       Prepaid Financing Costs

       Costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the term of the related loan.

       Revenue Recognition

       Minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, is recognized on a straight-line basis over the term of the related lease. Amounts expected to be received in later years are included in deferred rents. Property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.

       Income Taxes

       Our taxable income is reportable by our partners on their separate income tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations.

       Fair Value of Financial Instruments

       Our disclosures of estimated fair value of financial instruments at December 31, 2000 were determined using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

       Our cash equivalents, mortgage notes receivable, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.

       The estimated fair value of our notes payable is as follows (in thousands):


                                               DECEMBER 31, 2000                       DECEMBER 31, 1999
                                        -------------------------------          -------------------------------
                                         Carrying            Estimated            Carrying            Estimated
                                          Amount            Fair Value             Amount             Fair Value
                                        -----------         -----------          -----------         -----------
Notes payable...................        $ 1,177,769         $ 1,151,886          $ 1,029,656         $ 1,050,034


       The estimated fair value is based on interest rates available at each of the dates presented for issuance of debt with similar terms and remaining maturities. The estimated fair value amounts of our notes payable above are not necessarily indicative of the amounts that we could realize in a current market exchange. The unrealized gains in our notes payable are presented for disclosure purposes and are not reflected in our balance sheets or results of operations.

       New Accounting Standards

       In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133." These statements outline the accounting treatment for all derivative activity. In October 2000, the SEC issued "Frequently Asked Questions on Staff Accounting Bulletin No. 101 on Revenue Recognition." This document formalizes the position of the SEC staff regarding key topics about income recognition. We adopted SAB 101 on October 1, 2000 and its adoption did not impact our financial results. We adopted Statement No. 133 on January 1, 2001 and do not expect adoption to have a significant effect on our consolidated results of operations or financial position.

       Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

 3. COMMERCIAL PROPERTIES

       Acquisitions

       We did not acquire any properties in 2000.

       Dispositions

       On October 13, 2000, we sold a 76,000 net rentable square foot retail property located in Thousand Oaks, California, for approximately $12.0 million and recorded a gain of approximately $2.1 million.

       Capitalized Interest

       We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.

       Total interest incurred and the amount capitalized for the years ended December 31, 2000, 1999, and 1998 were as follows (in thousands):


                                                    2000               1999               1998
                                                  --------           --------           --------
Total interest incurred ................          $ 91,052           $ 69,826           $ 52,323
Interest capitalized ...................           (12,646)            (9,587)            (8,920)
                                                  --------           --------           --------
Interest expensed ......................          $ 78,406           $ 60,239           $ 43,403
                                                  ========           ========           ========


       Furture Minimum Lease Payments

       Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2000, are as follows (in thousands):

2001...........................................         $ 321,202
2002...........................................           281,099
2003...........................................           229,090
2004...........................................           170,853
2005...........................................           117,280
Thereafter.....................................           219,468

       The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.

       We lease the land underlying the office buildings or parking structures at six of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $2.3 million, $1.7 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2001....................................             $   1,717
2002....................................                 1,754
2003....................................                 1,754
2004....................................                 1,785
2005....................................                 1,815
Thereafter..............................               116,492

4. MORTGAGE NOTES RECEIVABLE

       In September 1997, we purchased two mortgage notes receivable, secured by a single commercial office property, with an aggregate balance of approximately $17.6 million, for approximately $14.4 million. The notes bear interest at the Eleventh District Cost of Funds plus 3.25% per annum, require monthly payments of principal, interest, and additional net cash flow from the office property and mature on May 31, 2004. These notes had an effective interest rate of 8.84% at December 31, 2000.

5. MORTGAGE LOANS AND UNSECURED INDEBTEDNESS

       A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:


                                                                                                           NUMBER OF
                                                                   STATED ANNUAL                           PROPERTIES    MATURITY
                                    DECEMBER 31,  DECEMBER 31,   INTEREST RATE AT           RATE            SECURING      MONTH/
TYPE OF DEBT                           2000           1999       DECEMBER 31, 2000     FIXED/FLOATING         LOAN         YEAR
------------                        -----------   -----------    -----------------     --------------      ----------    --------
                                         (IN THOUSANDS)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1) ........... $  175,000    $  175,000          7.52%          Fixed                       18        6/04
Mortgage Financing III(2) .........    136,100       136,100          6.74%          Fixed                       22        4/08
Mortgage Financing IV(2) ..........    111,200       111,200          6.61%          Fixed                       12        4/08
Mortgage Financing V(3) ...........    112,212       114,016          6.94%          Fixed                       12        4/09
Mortgage Financing VI(3) ..........     22,241        22,426          7.54%          Fixed                        3        4/09
Activity Business  Center(3) ......      7,881         8,003          8.85%          Fixed                        1        5/06
145 South Fairfax(3) ..............      4,021         4,050          8.93%          Fixed                        1        1/27
Marin Corporate Center(3) .........      3,071         3,168          9.00%          Fixed                        1        7/15
Conejo Business Center(3) .........      3,017         3,114          8.75%          Fixed                   (Note4)       7/15
Conejo Business Center(3) .........      1,312         1,358          7.88%          Fixed                   (Note4)       7/15
Westwood Center ...................         --        14,859           --             --                         --         --
299 North Euclid ..................         --         5,000           --             --                         --         --
                                    ----------    ----------
                                       576,055       598,294
Floating Rate
Construction Loan .................         --        22,037           --             --                         --         --
Lehman Prepayable Term Loan
   II and III .....................         --       120,475           --             --                         --         --
                                    ----------    ----------
                                       576,055       740,806
UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo(1) ....................    172,350       280,850          7.89%          LIBOR+1.15%(Note5)          --        4/03
Lehman Brothers(1),(6) ............     75,000            --          8.01%          LIBOR+1.30%                 --        7/02
City National Bank(1) .............      6,000         8,000          8.63%          PrimeRate-0.875%            --        8/01
                                    ----------    ----------
                                       253,350       288,850
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7) .....................    199,564            --          8.88%          Fixed                       --        3/05
2010 Notes(7) .....................     49,622            --          9.15%          Fixed                       --        3/10
2010 Notes(7) .....................     99,178            --          8.50%          Fixed                       --       11/10
                                    ----------    ----------
                                       348,364            --
                                    ----------    ----------

    Total Debt .................... $1,177,769    $1,029,656
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

(5) This line of credit also has an annual 25 basis points facility fee on the entire $275 million commitment amount.

(6)    This line of credit has a one-year extension option.

(7) Requires semi-annual interest payments only, with principal balance due upon maturity.


       Unsecured Lines of Credit

       On May 3, 2000, we extended our unsecured line of credit with a group of banks led by Wells Fargo. The extended line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility)depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this of line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of December 31, 2000, there was approximately $172.4 million outstanding on this line of credit and approximately $102.6 million was available for additional borrowings.

       This line of credit is subject to customary conditions to borrowing; contains representations, warranties and defaults customary in REIT financings; and contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, and minimum interest, unsecured interest and fixed charge coverage ratios, all calculated as defined in the Wells Fargo line of credit documentation, and requirements to maintain a pool of unencumbered properties that meet certain defined characteristics and are approved by the group of banks led by Wells Fargo Bank. This line of credit also contains restrictions on, among other things, indebtedness, investments, distributions, liens and mergers. Proceeds from this line of credit have been used to provide funds for tenant improvements and capital expenditures and to provide for working capital and other purposes.

       In July 2000, we closed on a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this new line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. Proceeds from this line of credit have been used to reduce the outstanding balance under our $275 million line of credit. As of December 31, 2000, there was approximately $75 million outstanding on this line of credit.

       In August 2000, we extended our an unsecured line of credit with a total commitment of $10 million from City National Bank to August 2001. This line of credit accrues interest at the City National Bank Prime Rate less 0.875%. As of December 31, 2000, there was $6 million outstanding on this line of credit and $4 million was available for additional borrowing. Proceeds from this line of credit have been used, among other things, to provide funds for tenants improvements and capital expenditures and provide for working capital and other purposes.

       Unsecured Senior Notes

       On March 17, 2000, we issued $250 million of senior unsecured notes in two tranches. One tranche was for $200 million at an interest rate of 8.875% due in March 2005 and the other tranche was for $50 million at an interest rate of 9.150% due in March 2010. These notes are our senior unsecured obligations and pay interest semi-annually on March 1, and September 1, of each year. Net proceeds from this offering were used to repay two prepayable term loans to an affiliate of Lehman Brothers and a mortgage loan and to reduce the outstanding balance under our unsecured lines of credit. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. We subsequently filed a registration statement that became effective on May 10, 2000 and all privately placed notes were exchanged for notes registered under the Securities Act.

       On November 20, 2000, we completed a private placement of $100 million 8.50% senior notes due November 2010, with interest payable semi-annually on November 15 and may 15 of each year. We used the net proceeds from this private placement to reduce the outstanding balance on one of our unsecured lines of credit and to repay a construction loan related to our development of the 6060 Center Drive Project. These senior unsecured notes were issued in a private placement in reliance of upon an exemption from registration provided by Rule 144A under the Securities Act. We subsequently filed a registration statement that became effective on March 29, 2001 and are currently exchanging these privately placed notes for registered notes. We expect to complete this exchange by April 26, 2001.

       Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2000 (in thousands):

YEAR ENDED
DECEMBER 31,                                               AMOUNT
------------                                               ------
 2001........................................            $     8,492
 2002........................................                 77,618 (1)
 2003........................................                177,804 (2)
 2004........................................                182,218
 2005........................................                207,834
 Thereafter..................................                523,803
                                                         -----------
                                                         $ 1,177,769
                                                         ===========


----------

(1) Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one year extension.

(2) Consists primarily of $172.4 million outstanding on our Wells Fargo line of credit.


       6. PARTNERS' CAPITAL

       A common OP Unit and a share of common stock in Arden Realty have essentially the same economic characteristics as they share equally in our total net income or loss and distributions. A common OP Unit may be redeemed for cash or, at the election of Arden Realty, for shares of common stock of Arden Realty on a one-for-one basis, subject to adjustment.

       During 2000, Arden Realty issued a total of 373,000 restricted stock awards to several key executive officers. The restriction on these shares prohibits the sale or transfer of such shares and lapses equally over four years for 100,000 shares and over five years for 273,000 shares. We have recorded a deferred compensation charge of approximately $9.5 million, based on the market value of these shares on the date of award, in the accompanying consolidated statement of partners' capital and will amortize such charge on a straight-line basis over the restriction period for each award. In 2000, we recorded $586,000 in non-cash compensation expense related to these restricted stock awards.

       On September 7, 1999, we completed a $50 million private placement of 2 million 8-5/8% Series B Cumulative Redeemable Preferred Units to an institutional investor. The Preferred OP Units are callable by us after five years and are exchangeable after ten years by the holder into 8-5/8% Series B Cumulative Redeemable Preferred Stock of Arden Realty, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt. We used the net proceeds from this private placement to repay a portion of our lines of credit.

       The outstanding common OP Units held by limited partners are initially recorded at fair value and subsequently adjusted based on fair value at the balance sheet date as measured by the closing price of Arden Realty's common stock at that date multiplied by the total number of common OP Units held by limited partners.

       In January 2001, we made a quarterly distribution of $0.465 per common OP Unit.

       7. COMMITMENTS AND CONTINGENCIES

       Capital Commitments

       As of December 31, 2000, we had approximately $14.1 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures.

       Litigation

       We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and all of which is not expected to have a material adverse effect on our consolidated financial statements.

       Concentration of Credit Risk

       We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that the risk is not significant.

       We generally do not require collateral or other security from our tenants, other than security deposits.

 8. RELATED PARTY TRANSACTIONS

       Promissory Notes Receivable from General Partner for Common OP Units

       In August 1998, we issued 85,106 shares of common OP Units to Arden Realty, related to the issuance of 42,553 shares of Arden Realty's common stock to each of two executive officers. In consideration for the issuance of the common stock, the executive officers executed promissory notes in the amount of $1 million each. The promissory notes were recourse and secured by the shares of common stock issued to the executive officers.

       Mr. Andrew J. Sobel resigned as Executive Vice President and Director of Property Operations effective February 18, 2000. At the time of his resignation, Mr. Sobel surrendered the common stock underlying his promissory note and executed a new promissory note in the amount of $223,887, representing the difference between the value of the common stock surrendered and the unpaid principal and interest on his original promissory note. The new promissory note bears interest at 6.56%, with all accrued interest and principal due on February 18, 2002. In addition, effective with his termination, Arden Realty and Mr. Sobel entered into a consulting and non-competition agreement for a term of two years. Under this agreement, Mr. Sobel will receive compensation of $6,000 per month which will be applied against the unpaid interest and principal on the new promissory note. In July 2000, Mr. Sobel returned to Arden Realty as Executive Vice President -- Strategic Planning and Operations, terminating the consulting and non-competition agreement described above, and is in the process of finalizing a new employment agreement with Arden Realty addressing, among other things, the promissory note.

       Ms. Diana Laing resigned as Executive Vice President and Chief Financial Officer effective July 1, 2000. At the time of her resignation, Ms. Laing surrendered stock options valued at approximately $59,000 as well as the 42,553 shares of Arden Realty's common stock underlying her promissory note. The value of the options and shares surrendered by Ms. Laing equaled the unpaid principal and interest of her promissory note.

9. REVENUE FROM RENTAL OPERATIONS AND PROPERTY OPERATING EXPENSES

       Revenue from rental operations and property operating expenses for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):


                                               2000              1999              1998
                                             --------          --------          --------
REVENUE FROM RENTAL OPERATIONS:
    Rental ........................          $328,460          $292,688          $250,467
    Tenant reimbursements .........            16,371            13,863             9,505
    Parking, net of expenses ......            18,348            14,384            12,223
    Other rental operations .......            21,411            16,918             8,872
                                             --------          --------          --------
                                              384,590           337,853           281,067
                                             --------          --------          --------
PROPERTY OPERATING EXPENSES:
    Repairs and maintenance .......            35,390            32,902            27,141
    Utilities .....................            29,872            28,305            26,559
    Real estate taxes .............            26,808            23,167            19,433
    Insurance .....................             4,203             3,993             4,110
    Ground rent ...................             1,214               891               714
    Administrative ................            13,430            12,026             8,613
                                             --------          --------          --------
                                              110,917           101,284            86,570
                                             --------          --------          --------
                                             $273,673          $236,569          $194,497
                                             ========          ========          ========


10. STOCK OPTION PLAN

       We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our employee and directors stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Arden Realty established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2000, 6,500,000 of Arden Realty's authorized shares of common stock have been reserved for issuance under that plan.

       All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

       Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if Arden Realty had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.13%, 6.67% and 5.68%; dividend yield of 7.75%, 5.79% and 7.25% and a volatility factor of the expected market price of Arden Realty's common stock of
 .245, .268, and .194. The weighted average expected life of the options ranges between eight and 10 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and director stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information for the years ended December 31, 2000, 1999 and 1998 follows (in thousands, except earnings per share information):

                                             2000                    1999                      1998
                                        ----------------       ----------------          ----------------
Pro forma net income ..............     $        100,765       $         98,257          $         88,711
                                        ================       ================          ================
Pro forma net income per share ....     $           1.53       $           1.48          $           1.51
                                        ================       ================          ================

        A summary of Arden Realty's stock option activity, and related information for the years ended December 31, 2000, 1999 and 1998 follows:


                                                  2000                     1999                     1998
                                           -------------------      -------------------      -------------------
                                                        WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                        AVERAGE                 AVERAGE                  AVERAGE
                                          OPTIONS       EXERCISE    OPTIONS     EXERCISE     OPTIONS     EXERCISE
                                           (000S)        PRICE      (000S)       PRICE       (000S)        PRICE
                                           ------       ------      ------       ------      ------       ------
Outstanding, beginning of period ....       3,599       $23.98       2,899       $24.99       1,262       $23.98
Granted .............................       1,367        25.05         710        19.27       1,647        26.01
Exercised ...........................        (373)       25.17          --           --          --           --
Forfeited ...........................        (510)       25.38         (10)       25.94         (10)       20.00
                                           ------       ------      ------       ------      ------       ------
Outstanding at end of year ..........       4,083       $24.40       3,599       $23.98       2,899       $24.99
                                           ======       ======      ======       ======      ======       ======
Exercisable at end of period ........       2,601       $25.07       1,617       $24.67         606       $23.07
                                           ======       ======      ======       ======      ======       ======
Weighted-average fair value of
  Options granted ...................      $ 2.13                   $ 3.35                   $ 3.27
                                           ======                   ======                   ======


       Exercise prices for options outstanding as of December 31, 2000 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is 6.3 years.

11. EMPLOYEE RETIREMENT SAVINGS PLAN

       Effective June 12, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by us, which amounted to approximately $517,000 in 2000, $385,000 in 1999 and $187,000 in 1998. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.

12. SUBSEQUENT EVENT -- UNAUDITED

       Dividend Declaration

       On March 6, 2001, Arden Realty declared a first quarter dividend of $0.49 per share to shareholders of record on March 30, 2001.

13. QUARTERLY RESULTS

       Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2000, 1999 and 1998. Revenue and expenses have fluctuated significantly from quarter to quarter primarily due to our development, renovation and acquisition activity (unaudited).


                                                   FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                           ----------------------------------------------------------------------------
                                           MARCH 31, 2000      JUNE 30, 2000     SEPTEMBER 30, 2000   DECEMBER 31, 2000
                                           --------------      -------------     ------------------   -----------------
Revenue ...........................          $  89,678           $  92,856           $  99,031           $ 103,025
Property operating expenses .......            (25,347)            (26,721)            (29,516)            (29,333)
General and administrative ........             (1,669)             (1,625)             (1,890)             (3,122)
Interest expense ..................            (17,852)            (18,770)            (20,345)            (21,439)
Depreciation and amortization .....            (20,147)            (21,277)            (22,528)            (23,315)
Interest and other income .........                855                 770                 948                 954
Gain on sale of property ..........                 --                  --                  --               2,132
Minority interests ................                (30)                (35)                (50)                (29)
                                             ---------           ---------           ---------           ---------
Net Income ........................          $  25,488           $  25,198           $  25,650           $  28,873
                                             =========           =========           =========           =========
Net income per
  Common OP Unit:
         Basic ....................          $    0.37           $    0.37           $    0.37           $    0.44
                                             =========           =========           =========           =========
         Diluted ..................          $    0.37           $    0.37           $    0.37           $    0.44
                                             =========           =========           =========           =========


                                                 FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          ---------------------------------------------------------------------------
                                          MARCH 31, 1999      JUNE 30, 1999    SEPTEMBER 30, 1999   DECEMBER 31, 1999
                                          --------------      -------------    ------------------   -----------------
Revenue ...........................          $ 79,336           $ 82,712           $ 86,723            $ 89,082
Property operating expenses .......           (23,510)           (24,444)           (26,744)            (26,586)
General and administrative ........            (1,291)            (1,578)            (1,715)             (2,169)
Interest expense ..................           (13,183)           (14,455)           (16,047)            (16,554)
Depreciation and amortization .....           (16,215)           (17,173)           (17,810)            (18,639)
Interest and other income .........               670                671                751                 730
Minority interests ................               (54)               (34)               (49)                (32)
                                             --------           --------           --------            --------
Net Income ........................          $ 25,753           $ 25,699           $ 25,109            $ 25,832
                                             ========           ========           ========            ========
Net income per
  Common OP Unit:
         Basic ....................          $    .39           $    .39           $    .38            $    .39
                                             ========           ========           ========            ========
         Diluted ..................          $    .39           $    .39           $    .38            $    .39
                                             ========           ========           ========            ========


                                                 FOR THE QUARTER ENDED (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          --------------------------------------------------------------------------
                                          MARCH 31, 1998     JUNE 30, 1998    SEPTEMBER 30, 1998   DECEMBER 31, 1998
                                          --------------     -------------    ------------------   -----------------
Revenue ...........................          $ 54,759           $ 70,503           $ 76,738           $ 79,067
Property operating expenses .......           (16,738)           (21,543)           (24,072)           (24,217)
General and administrative ........            (1,489)            (1,290)            (1,467)            (2,018)
Interest expense ..................            (8,612)           (10,539)           (11,988)           (12,264)
Depreciation and amortization .....           (11,296)           (12,930)           (12,954)           (14,642)
Interest and other income .........             1,458                695                680                682
Minority interests ................              (615)               (42)               (37)               (35)
                                             --------           --------           --------           --------
Net Income ........................          $ 17,467           $ 24,854           $ 26,900           $ 26,573
                                             ========           ========           ========           ========
Net income per
  Common OP Unit:
         Basic ....................          $    .34           $    .38           $    .41           $    .41
                                             ========           ========           ========           ========
         Diluted ..................          $    .34           $    .38           $    .41           $    .41
                                             ========           ========           ========           ========

       14. SCHEDULE OF COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)


                                                                                             BASIS
                                                             INITIAL COSTS                   STEP UP
                                                         ----------------------      ----------------------
                                                                                                             COSTS CAPITALIZED
                                          SQUARE                  BUILDINGS AND               BUILDINGS AND    SUBSEQUENT TO
                                          FOOTAGE        LAND      IMPROVEMENTS      LAND      IMPROVEMENTS    ACQUISITION(2)
                                          -------        ----     -------------      ----     -------------  -----------------
9911 Century Park Center ..........       243,404      $  7,190      $ 16,742      $     --      $     --       $  8,881
Beverly Atrium ....................        59,650         4,127        11,513           117           328          2,685
Woodland Hills Financial Center ...       224,955         6,566        14,754           365           880          6,398
Anaheim City Centre ...............       175,391           515        11,199            94         2,074          4,387
425 West Broadway .................        71,589         1,500         4,436           305           918          2,625
1950 Sawtelle .....................       103,106         1,988         7,263            --            --          2,199
Bristol Plaza .....................        84,014         1,820         3,380           257           485          2,472
16000 Ventura .....................       174,841         1,700        17,189           185         1,929          4,829
5000 East Spring ..................       163,358            --        11,658            --           424          3,621
70 South Lake .....................       100,133         1,360         9,097            --            --          2,758
Westwood Terrace ..................       135,943         2,103        16,850            --            --          2,667
5601 Lindero Canyon ...............       105,830         2,576         6,067            --            --          2,634
6100 Wilshire .....................       202,704         1,200        19,902            --            --          5,008
Calabasas Commerce
    Center ........................       126,771         1,262         9,725            --            --          1,870
Long Beach--DF&G ..................       272,013            --        14,452            --            --            446
Skyview Center ....................       391,675         6,514        33,701            --            --          5,767
400 Corporate Pointe ..............       164,598         3,383        17,527            74           390          3,294
5832 Bolsa ........................        49,355           690         3,526            15            80            952
9665 Wilshire .....................       158,684         6,697        22,230           139           473          6,456
Imperial Bank Tower ...............       540,413         3,722        35,184            64           626         12,218
100 West Broadway .................       191,727         4,570        15,255            --            --          1,980
Norwalk ...........................       122,175         4,508         5,532            --            --          4,041
303 North Glenoaks Blvd ...........       175,289         6,500        18,132            --            --          2,986
10351 Santa Monica ................        96,251         3,080         7,906            --            --          1,636
2730 Wilshire .....................        55,080         3,515         5,944            --            --          1,514
Grand Avenue Plaza ................        81,448           620         2,832            --            --          4,298
Burbank Executive
    Plaza .........................        60,395         1,100         4,384            --            --          7,906
California Federal Building .......        81,243         1,500         5,981            --            --         (4,317)
Center Promenade ..................       174,837         2,310         9,266            --            --          2,877
Los Angeles Corporate
    Center ........................       389,293        26,781        15,139            --            --          8,350
5200 West Century .................       310,910         2,080         9,360            --            --         20,221
Sumitomo Bank
    Building ......................       110,641         2,560        10,257            --            --          3,191
10350 Santa Monica ................        42,292           860         3,456            --            --            833
535 Brand Boulevard ...............       109,187         1,600         8,427            --            --         12,896
10780 Santa Monica ................        92,486         2,625         7,997            --            --          1,281
California Twin
    Center ........................       155,189         4,680        14,877            --            --          2,161
Whittier Financial Center .........       135,415         3,575        10,798            --            --          1,896


                                                 TOTAL COSTS
                                            -----------------------
                                                      BUILDINGS AND                ACCUMULATED                          YEAR BUILT/
                                            LAND      IMPROVEMENTS     TOTAL      DEPRECIATION(1)   ENCUMBRANCES         RENOVATED
                                            ----      -------------    -----      ---------------   ------------        -----------
9911 Century Park Center ..........       $  7,190      $ 25,623      $ 32,813      $  7,344        $     --               1972
Beverly Atrium ....................          4,244        14,526        18,770         3,489           5,268(3)            1989
Woodland Hills Financial Center ...          6,931        22,032        28,963         5,663          14,564(3)           1972/95
Anaheim City Centre ...............            609        17,660        18,269         3,945           8,914(3)            1986
425 West Broadway .................          1,805         7,979         9,784         1,106           4,734(3)            1984
1950 Sawtelle .....................          1,988         9,462        11,450         2,088           6,855(3)           1988/95
Bristol Plaza .....................          2,077         6,337         8,414         1,279           4,082(3)            1982
16000 Ventura .....................          1,885        23,947        25,832         4,538          11,634(3)           1980/96
5000 East Spring ..................             --        15,703        15,703         3,795              --              1989/95
70 South Lake .....................          1,360        11,855        13,215         1,733           6,677(3)           1982/94
Westwood Terrace ..................          2,103        19,517        21,620         3,003              --               1988
5601 Lindero Canyon ...............          2,576         8,701        11,277         1,903           6,225(3)            1989
6100 Wilshire .....................          1,200        24,910        26,110         4,242          11,567(3)            1986
Calabasas Commerce
    Center ........................          1,262        11,595        12,857         1,962           8,103(3)            1990
Long Beach--DF&G ..................             --        14,898        14,898         1,928              --              1987/95
Skyview Center ....................          6,514        39,468        45,982         6,388          27,604(3)         1981/87/95
400 Corporate Pointe ..............          3,457        21,211        24,668         3,043          15,583(3)            1987
5832 Bolsa ........................            705         4,558         5,263           545           2,675(3)            1985
9665 Wilshire .....................          6,836        29,159        35,995         3,915              --            1972/92/93
Imperial Bank Tower ...............          3,786        48,028        51,814         7,591              --              1982/96
100 West Broadway .................          4,570        17,235        21,805         2,341          15,120(3)           1987/96
Norwalk ...........................          4,508         9,573        14,081         1,071           7,186(3)            1978
303 North Glenoaks Blvd ...........          6,500        21,118        27,618         2,371          13,104(3)           1983/96
10351 Santa Monica ................          3,080         9,542        12,622         1,294           5,541(3)            1984
2730 Wilshire .....................          3,515         7,458        10,973           899           4,854(3)            1985
Grand Avenue Plaza ................            620         7,130         7,750         1,428           5,918(3)            1980
Burbank Executive
    Plaza .........................          1,100        12,290        13,390         1,424           4,188(3)           1978/83
California Federal Building .......          1,500         1,664         3,164           314           4,188(3)           1978/83
Center Promenade ..................          2,310        12,143        14,453         1,494              --               1982
Los Angeles Corporate
    Center ........................         26,781        23,489        50,270         2,927          21,043(3)            1986
5200 West Century .................          2,080        29,581        31,661         2,649              --               1982
Sumitomo Bank
    Building ......................          2,560        13,448        16,008         1,509              --            1970/90-91
10350 Santa Monica ................            860         4,289         5,149           485           2,280(3)            1979
535 Brand Boulevard ...............          1,600        21,323        22,923         1,135              --           1973/92/2000
10780 Santa Monica ................          2,625         9,278        11,903         1,394              --               1984
California Twin
    Center ........................          4,680        17,038        21,718         2,114              --               1983
Whittier Financial Center .........          3,575        12,694        16,269         1,833              --             1967/82

                                                                                        BASIS
                                                          INITIAL COSTS                STEP UP
                                                     -----------------------     -------------------
                                                                                                       COSTS CAPITALIZED
                                   SQUARE                       BUILDINGS AND           BUILDINGS AND    SUBSEQUENT TO
                                  FOOTAGE            LAND       IMPROVEMENTS     LAND   IMPROVEMENTS     ACQUISITION(2)
                                  -------            ----       ------------     ----   ------------   -----------------
6800 Owensmouth .........          80,014           1,725           5,851         --         --                827
Clarendon Crest .........          43,063           1,300           3,951         --         --                289
Noble Professional Center          51,828           1,657           5,096         --         --              1,063
South Bay Centre ........         202,830           4,775          14,365         --         --              2,753
8383 Wilshire ...........         417,463          13,570          45,505         --         --              9,159
Parkway Center ..........          61,333           1,480           5,941         --         --                499
Centerpointe
    La Palma ............         597,550          16,011          64,400         --         --              5,446
299 North Euclid ........          73,522           1,050           6,110         --         --              5,466
2800 28th Street ........         103,506           2,938           9,063         --         --              2,253
Harbor Corporate Center .          63,925             870           3,538         --         --                711
1000 Town Center ........         107,656           2,800          11,260         --         --                639
Mariner Court ...........         105,436           2,350           9,461         --         --              1,918
Pacific Gateway II ......         223,731           6,288          19,191         --         --              5,646
1821 East Dyer ..........         115,061           1,808           5,474         --         --              2,898
Crown Cabot Financial ...         172,900           7,056          21,360         --         --              5,328
120 South Spalding ......          60,656           2,775           8,544         --         --              5,542
South Bay Technology
    Center ..............         104,815           1,600           4,782         --         --              1,510
Gateway Center ..........          84,081           2,698           8,141         --         --                764
Renaissance Court .......          61,245           1,580           5,477         --         --              1,275
Foremost Professional
    Plaza ...............          60,534           2,049           6,196         --         --                661
Northpoint ..............         104,235           1,800          20,272         --         --              1,185
Thousand Oaks Plaza .....          13,434             444           1,343         --         --                 47
Rancho Road .............          24,057             711           2,213         --         --                156
Pennsfield Plaza ........          21,202             800           2,383         --         --                422
Conejo Business Center ..          69,017           2,489           7,359         --         --                679
Marin Corporate
    Center ..............          51,360           1,956           5,915         --         --                574
145 South Fairfax .......          53,994           1,825           5,551         --         --              1,078
Bernardo Regency ........          47,916           1,625           4,937         --         --                722
City Centre .............         302,519           8,250          24,951         --         --              2,455
Wilshire Pacific Plaza ..         100,122           3,750          11,317         --         --              3,401
Glendale Corporate
    Center ..............         108,209           2,750          12,734         --         --              1,654
World Savings Center ....         469,115              --         110,382         --         --             11,280
Beverly Sunset Medical
    Plaza ...............         139,711           7,180          21,666         --         --              6,090
Sunset Pointe Plaza .....          58,105           2,075           6,362         --         --                749
Activity Business Center          167,045           3,650          11,303         --         --                827
Westlake Gardens I ......          49,639           1,831           5,550         --         --              2,586
9100 Wilshire Boulevard .         326,227          16,250          48,950         --         --              6,421
Westwood Center .........         313,000           3,159          24,920         --         --             74,237
1919 Santa Monica .......          43,796           2,580           7,772         --         --                667
600 Corporate Pointe ....         273,339           8,575          35,325         --         --              4,661
150 East Colorado .......          61,168           1,988           5,841         --         --              1,447
5161 Lankershim .........         178,317           5,016          25,568         --         --              3,148


                                            TOTAL COSTS
                                     ------------------------
                                                 BUILDINGS AND                   ACCUMULATED                           YEAR BUILT/
                                     LAND        IMPROVEMENTS       TOTAL       DEPRECIATION(1)    ENCUMBRANCES         RENOVATED
                                     ----        ------------       -----       ---------------    ------------        ----------
6800 Owensmouth .........            1,725           6,678           8,403             754              --                 1986
Clarendon Crest .........            1,300           4,240           5,540             488           3,239(3)              1990
Noble Professional Center            1,657           6,159           7,816             713           3,580(3)            1985/93
South Bay Centre ........            4,775          17,118          21,893           2,057          13,465(3)              1984
8383 Wilshire ...........           13,570          54,664          68,234           6,500              --               1971/93
Parkway Center ..........            1,480           6,440           7,920             744           5,029(3)            1992/95
Centerpointe
    La Palma ............           16,011          69,846          85,857           7,207          33,832(3)          1986/88/90
299 North Euclid ........            1,050          11,576          12,626           1,237              --                 1983
2800 28th Street ........            2,938          11,316          14,254           1,280              --                 1979
Harbor Corporate Center .              870           4,249           5,119             494              --                 1985
1000 Town Center ........            2,800          11,899          14,699           1,220              --                 1989
Mariner Court ...........            2,350          11,379          13,729           1,288           7,221(3)              1989
Pacific Gateway II ......            6,288          24,837          31,125           2,618              --               1982/90
1821 East Dyer ..........            1,808           8,372          10,180             748              --               1980/88
Crown Cabot Financial ...            7,056          26,688          33,744           2,923              --                 1989
120 South Spalding ......            2,775          14,086          16,861           1,564           8,611(3)              1984
South Bay Technology
    Center ..............            1,600           6,292           7,892             792              --                 1984
Gateway Center ..........            2,698           8,905          11,603             936           5,532(3)              1988
Renaissance Court .......            1,580           6,752           8,332             593              --               1981/92
Foremost Professional
    Plaza ...............            2,049           6,857           8,906             730              --                 1992
Northpoint ..............            1,800          21,457          23,257           2,231              --                 1991
Thousand Oaks Plaza .....              444           1,390           1,834             200              --                 1988
Rancho Road .............              711           2,369           3,080             190              --                 1987
Pennsfield Plaza ........              800           2,805           3,605             236              --                 1989
Conejo Business Center ..            2,489           8,038          10,527             588           3,072                 1991
Marin Corporate
    Center ..............            1,956           6,489           8,445             495           4,329                 1986
145 South Fairfax .......            1,825           6,629           8,454             535           4,021                 1984
Bernardo Regency ........            1,625           5,659           7,284             556              --                 1986
City Centre .............            8,250          27,406          35,656           2,401              --                 1982
Wilshire Pacific Plaza ..            3,750          14,718          18,468           1,470              --               1976/87
Glendale Corporate
    Center ..............            2,750          14,388          17,138           1,318              --                 1985
World Savings Center ....               --         121,662         121,662          10,647              --                 1983
Beverly Sunset Medical
    Plaza ...............            7,180          27,756          34,936           2,332              --              1963/92-95
Sunset Pointe Plaza .....            2,075           7,111           9,186             721           3,452(3)              1988
Activity Business Center             3,650          12,130          15,780           1,040           7,881                 1987
Westlake Gardens I ......            1,831           8,136           9,967           1,074              --                 1998
9100 Wilshire Boulevard .           16,250          55,371          71,621           5,637              --               1971/90
Westwood Center .........            3,159          99,157         102,316             602              --              1965/2000
1919 Santa Monica .......            2,580           8,439          11,019             791           3,724(3)              1991
600 Corporate Pointe ....            8,575          39,986          48,561           3,113          17,692(3)              1989
150 East Colorado .......            1,988           7,288           9,276             575           5,025(3)            1979/97
5161 Lankershim .........            5,016          28,716          33,732           2,954          13,573(3)            1985/97

                                                                                            BASIS
                                                               INITIAL COSTS                STEP UP
                                                          ------------------------   --------------------
                                                                                                           COSTS CAPITALIZED
                                          SQUARE                     BUILDINGS AND           BUILDINGS AND   SUBSEQUENT TO
                                          FOOTAGE         LAND       IMPROVEMENTS    LAND    IMPROVEMENTS    ACQUISITION(2)
                                          -------         ----       -------------   ----    ------------    --------------
1501 Hughes Way .................         77,060          1,349          4,058         --         --             3,114
3901 Via Oro ....................         53,195            692          2,081         --         --             1,677
Huntington Beach
    Plaza I & II ................         52,186          1,109          3,317         --         --               524
Fountain Valley Plaza ...........        107,252          2,949          9,377         --         --             2,135
3300 Irvine Avenue ..............         74,224          2,215          6,697         --         --             1,296
Von Karman Corporate
    Center ......................        451,477         11,513         34,783         --         --             8,018
South Coast Executive
    Plaza .......................         60,605          1,563          4,731         --         --               521
One Venture .....................         43,324          1,137          3,492         --         --             1,281
625 The City ....................        139,806          4,792         14,470         --         --             1,942
Orange Financial Center .........        305,439         10,379         34,415         --         --             5,925
Lambert Office Plaza ............         32,807          1,095          3,296         --         --               595
Carlsbad Corporate Center .......        125,000          3,722         15,061         --         --             2,626
Balboa Corporate Center .........         69,890          2,759          8,303         --         --              (153)
Panorama Corporate Center .......        133,149          6,512         19,593         --         --               284
Ruffin Corporate Center .........         45,059          1,766          5,315         --         --               (53)
Skypark Office Plaza ............        202,164          5,733         21,608                    --                --
Governor Office Plaza ...........        104,065          3,382         10,177         --         --             2,038
5120 Shoreham ...................         37,759          1,224          4,073         --         --               420
Morehouse Tech ..................        181,207          6,841         21,067         --         --             2,273
Torreyanna Science Park .........         81,204          5,035         15,148         --         --               313
Waples Tech Center ..............         28,119          1,010          3,027         --         --               713
10251 Vista Sorrento ............         69,386          1,839          7,202         --         --               172
Camarillo Business Center .......        154,216          3,522         10,602         --         --             3,462
Centrelake Plaza ................        110,763          1,570          9,473         --         --             2,445
Tower Plaza I ...................         72,350          2,080          6,280         --         --               987
Tower Plaza II ..................         19,301            265            802         --         --               225
Tower Plaza III .................         12,483            172            520         --         --               149
Chicago Avenue Business Park ....         47,482          1,223          3,687         --         --               359
Havengate .......................         80,557          1,913          5,759         --         --             1,883
HDS Plaza .......................        104,178          2,604          7,838         --         --               855
5702 Bolsa ......................         27,731            589          1,775         --         --                56
5672 Bolsa ......................         11,968            254            767         --         --               172
5632 Bolsa ......................         21,568            458          1,381         --         --                33
Huntington Commerce
    Center ......................         67,551            992          2,997         --         --               293
Savi Tech Center ................        341,446          8,280         24,911         --         --             3,517
Yorba Linda Business Park .......        167,142          2,629          7,913         --         --               504
Cymer Technology Center .........        155,612          5,446         16,387         --         --             2,239
Poway Industrial ................        112,000          1,876          5,646         --         --               136
10180 Scripps Ranch .............         43,560          1,165          3,507         --         --               165
10965-93 Via Frontera ...........         77,920          1,792          5,391         --         --               526
Westridge .......................         48,955          1,807          5,591         --         --               485


                                                TOTAL COSTS
                                           ------------------------
                                                      BUILDINGS AND                  ACCUMULATED                     YEAR BUILT/
                                           LAND       IMPROVEMENTS       TOTAL      DEPRECIATION(1)  ENCUMBRANCES     RENOVATED
                                           ----       -------------      -----      ---------------  ------------    -----------
1501 Hughes Way .................          1,349          7,172          8,521            574             --           1983/97
3901 Via Oro ....................            692          3,758          4,450            659             --           1986/97
Huntington Beach
    Plaza I & II ................          1,109          3,841          4,950            355          1,509(3)        1984/96
Fountain Valley Plaza ...........          2,949         11,512         14,461          1,086          4,833(3)         1982
3300 Irvine Avenue ..............          2,215          7,993         10,208            832          3,244(3)        1981/97
Von Karman Corporate
    Center ......................         11,513         42,801         54,314          3,722         19,108(3)        1981/84
South Coast Executive
    Plaza .......................          1,563          5,252          6,815            387          2,262(3)        1979/97
One Venture .....................          1,137          4,773          5,910            589             --           1990/97
625 The City ....................          4,792         16,412         21,204          1,487          7,055(3)        1985/97
Orange Financial Center .........         10,379         40,340         50,719          3,583         18,184(3)        1985/95
Lambert Office Plaza ............          1,095          3,891          4,986            348             --           1986/97
Carlsbad Corporate Center .......          3,722         17,687         21,409          1,426          9,327(3)         1996
Balboa Corporate Center .........          2,759          8,150         10,909            686          6,050(3)         1990
Panorama Corporate Center .......          6,512         19,877         26,389          1,620         13,082(3)         1991
Ruffin Corporate Center .........          1,766          5,262          7,028            440          3,610(3)         1990
Skypark Office Plaza ............          1,907          5,733         23,515         29,248          2,003            1986
Governor Office Plaza ...........          3,382         12,215         15,597          1,233          5,026(3)         1986
5120 Shoreham ...................          1,224          4,493          5,717            635          3,147(3)         1984
Morehouse Tech ..................          6,841         23,340         30,181          1,905             --            1984
Torreyanna Science Park .........          5,035         15,461         20,496          1,258          9,500(3)        1980/97
Waples Tech Center ..............          1,010          3,740          4,750            337             --            1990
10251 Vista Sorrento ............          1,839          7,374          9,213            601          3,882(3)        1981/95
Camarillo Business Center .......          3,522         14,064         17,586          1,376          8,782(3)        1984/97
Centrelake Plaza ................          1,570         11,918         13,488          1,223             --            1989
Tower Plaza I ...................          2,080          7,267          9,347            629             --            1988
Tower Plaza II ..................            265          1,027          1,292            109             --            1983
Tower Plaza III .................            172            669            841             71             --            1983
Chicago Avenue Business Park ....          1,223          4,046          5,269            380             --            1986
Havengate .......................          1,913          7,642          9,555            580             --            1985
HDS Plaza .......................          2,604          8,693         11,297            812             --            1987
5702 Bolsa ......................            589          1,831          2,420            162            941(3)        1987/97
5672 Bolsa ......................            254            939          1,193             89            330(3)         1987
5632 Bolsa ......................            458          1,414          1,872            116            845(3)         1987
Huntington Commerce
    Center ......................            992          3,290          4,282            329          1,555(3)         1987
Savi Tech Center ................          8,280         28,428         36,708          2,097         14,728(3)         1989
Yorba Linda Business Park .......          2,629          8,417         11,046            727          4,170(3)         1988
Cymer Technology Center .........          5,446         18,626         24,072          1,371         10,918(3)         1986
Poway Industrial ................          1,876          5,782          7,658            474          3,492(3)        1991/96
10180 Scripps Ranch .............          1,165          3,672          4,837            266          1,997(3)        1978/96
10965-93 Via Frontera ...........          1,792          5,917          7,709            496          2,875(3)        1982/97
Westridge .......................          1,807          6,076          7,883            398          2,972(3)        1984/96

                                                                                                 BASIS
                                                                INITIAL COSTS                   STEP UP
                                                         ------------------------        ----------------------
                                                                                                                 COSTS CAPITALIZED
                                          SQUARE                    BUILDINGS AND                 BUILDINGS AND     SUBSEQUENT TO
                                         FOOTAGE         LAND       IMPROVEMENTS         LAND     IMPROVEMENTS      ACQUISITION(2)
                                         -------         ----       -------------        ----     -------------   -----------------
Ontario Airport Commerce Center ...       213,127          2,398          7,194              --            --                842
Highlands I .......................        26,856            470          1,418              --            --                185
Highlands II ......................        41,210            793          2,394              --            --                181
Hunter Business Center ............       106,782          1,148          3,439              --            --                558
Tower Plaza Retail ................       133,481          4,531         13,660              --            --              1,162
6060 Center Drive .................       242,000          1,989             --           2,310            --             56,356
Howard Hughes -- Spectrum .........        36,959          2,500          7,500              --            --                 32
11075 Santa Monica ................        35,696          1,225          3,746              --            --              1,193
Continental Grand Plaza ...........       235,926          7,125         40,451              --            --              4,059
Calabasas Tech Center .............       273,526         11,513         34,591              --            --              3,168
Oceangate Tower ...................       210,907          3,080         20,386              --            --              1,976
Lyons Plaza .......................        61,203          2,078          6,267              --            --                495
Genesee Executive Plaza ...........       155,820          6,750         20,178              --            --              2,792
Solar Drive Business Park .........       125,132          4,250         12,770              --            --                805
91 Freeway Business Center ........        93,277          2,900          9,179              --            --              1,096
601 South Glenoaks ................        72,524          2,450          7,519              --            --                320
Tourney Pointe ....................       219,991          6,047         21,334              --            --              6,720
Mini Suites .......................            --             --             --              --            --                279
Hillside Corporate Center .........        59,876          2,213          7,336              --            --              1,600
Westlake Gardens II ...............        48,874          1,831          5,493              --            --              1,641
Howard Hughes Tower ...............       313,833          5,830         47,170              --            --              5,547
2001 Wilshire Blvd ................       101,053          5,006         14,893              --            --                433
Howard Hughes Land Held
    for Sale ......................            --          1,663             --              --            --              1,402
                                      -----------    -----------    -----------     -----------   -----------        -----------
                                      $18,658,174    $   477,504    $ 1,767,694     $     3,925   $     8,607        $   483,951
                                      ===========    ===========    ===========     ===========   ===========        ===========


                                                                 TOTAL COSTS
                                                        -----------------------------
                           COSTS CAPITALIZED
                             SUBSEQUENT TO                  BUILDINGS AND                 ACCUMULATED                  YEAR BUILT/
                             ACQUISITION(2)       LAND      IMPROVEMENTS       TOTAL    DEPRECIATION(1)  ENCUMBRANCES   RENOVATED
                           -----------------      ----      -------------      -----    ---------------  ------------   ---------
Ontario Airport
   Commerce Center ........           842           2,398        8,036          10,434          609              --      1987/97
Highlands I ...............           185             470        1,603           2,073          164              --        1988
Highlands II ..............           181             793        2,575           3,368          211              --        1990
Hunter Business Center ....           558           1,148        3,997           5,145          404              --        1990
Tower Plaza Retail ........         1,162           4,531       14,822          19,353        1,292              --      1970/97
6060 Center Drive .........        56,356           4,299       56,356          60,655        1,171              --        2000
Howard Hughes --
  Spectrum ................            32           2,500        7,532          10,032          520              --        1993
11075 Santa Monica ........         1,193           1,225        4,939           6,164          369              --        1983
Continental Grand Plaza ...         4,059           7,125       44,510          51,635        3,802          28,199(3)     1986
Calabasas Tech Center .....         3,168          11,513       37,759          49,272        2,849              --        1990
Oceangate Tower ...........         1,976           3,080       22,362          25,442        2,030              --     1971/93/94
Lyons Plaza ...............           495           2,078        6,762           8,840          551              --        1990
Genesee Executive Plaza ...         2,792           6,750       22,970          29,720        1,854          17,246(3)     1984
Solar Drive Business
   Park ...................           805           4,250       13,575          17,825        1,030              --        1982
91 Freeway Business
   Center .................         1,096           2,900       10,275          13,175          689              --      1986/97
601 South Glenoaks ........           320           2,450        7,839          10,289          541           6,001(3)     1990
Tourney Pointe ............         6,720           6,047       28,054          34,101        1,009              --    1985/98/2000
Mini Suites ...............           279              --          279             279           26              --        N/A
Hillside Corporate
   Center .................         1,600           2,213        8,936          11,149          461              --        1998
Westlake Gardens II .......         1,641           1,831        7,134           8,965          382              --        1999
Howard Hughes Tower .......         5,547           5,830       52,717          58,547        2,692              --        1987
2001 Wilshire Blvd ........           433           5,006       15,326          20,332          598              --        1980
Howard Hughes Land
   Held for Sale ..........         1,402           1,663        1,402           3,065           --              --
                              -----------     -----------  -----------     -----------  -----------     -----------
                              $   483,951     $   481,429  $ 2,260,252     $ 2,741,681  $   231,499     $   576,055
                              ===========     ===========  ===========     ===========  ===========     ===========


------------

(1) The depreciable life for buildings and improvements ranges from ten to forty years. Tenant improvements are depreciated over the remaining term of the lease.

(2)    Includes total capitalized interest of $33.0 million.

(3) All of these properties are collateral for Arden Realty's $556.8 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

       14. SCHEDULE OF COMMERCIAL PROPERTIES AND ACCUMULATED DEPRECIATION

       The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, are as follows (in thousands):


                                                                               ARDEN REALTY LIMITED PARTNERSHIP
                                                                   -------------------------------------------------------
                                                                               FOR THE YEARS ENDED DECEMBER 31
                                                                   -------------------------------------------------------
                                                                      2000                  1999                   1998
                                                                   -----------           -----------           -----------
COMMERCIAL PROPERTIES:
    Balance at beginning of period ......................          $ 2,453,370           $ 2,198,580           $ 1,247,701
    Improvements ........................................              218,812               122,127                93,205
    Deletions ...........................................                   --                  (591)                  (44)
    Disposition of property .............................              (10,078)                   --                    --
    Reclassification of properties held for sale ........              (63,685)                   --                    --
    Write offs of fully depreciated assets ..............               (9,687)                   --                    --
    Acquisition of properties ...........................                   --                89,800             1,007,347
    Transfers from (to) properties under development ....              152,949                43,454              (149,629)
                                                                   -----------           -----------           -----------
    Balance at end of period ............................          $ 2,741,681           $ 2,453,370           $ 2,198,580
                                                                   ===========           ===========           ===========

ACCUMULATED DEPRECIATION:
    Balance at beginning of period ......................          $  (157,608)          $   (88,863)          $   (37,591)
    Depreciation for period .............................              (87,126)              (68,203)              (51,758)
    Disposition of property .............................                  531                    --                    --
    Reclassification of properties held for sale ........                4,036                    --                    --
    Write offs of fully depreciated assets ..............                9,687                    --                    --
    Deletions ...........................................                   --                   591                    44
    Transfers to (from) properties under development ....               (1,019)               (1,133)                  442
                                                                   -----------           -----------           -----------
    Balance at end of period ............................          $  (231,499)          $  (157,608)          $   (88,863)
                                                                   ===========           ===========           ===========

EXHIBIT NUMBER                                                DESCRIPTION

3.1* Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

3.2 Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the "New Partners" therein.

4.1* Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.1*#            1996 Stock Option and Incentive Plan of Arden Realty, Inc.
                  and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's registration statement on Form S-11
                  (No. 333-8163).

10.2*# Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on June 23, 1998.

10.3* Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-8163).

10.4* Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty's quarterly report of Form 10-Q filed with the Commission on August 14, 1998.

10.5* Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).

10.6* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

10.7* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).

10.8* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form
                  10-Q filed with the Commission on August 14, 1998.

10.9* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.10* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership ("Manager"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.11* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.12* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.13* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.14* Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.15* Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit
                  10.14 above).

10.16* Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

10.17* Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).

10.18* Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to
                  Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.19* Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.20* Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.21* Security Agreement is entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a Delaware corporation ("Secured Party"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.22* Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a Delaware corporation ("Lender"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.23* Letter agreement between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 14, 1998.

10.24*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

10.25*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed with the Commission on December 15, 1998.

10.26*# Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/ A filed with the Commission on December 15, 1998.

10.27*# Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on August 8, 2000.

10.28* Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty's registration statement on Form S- II (No. 333-8163).

10.29* Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on May 12, 2000.

10.30* Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty's special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty's registration statement of Form S-11 (No. 333-30059).
10.31* Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report Form 8-K filed with the Commission on April 20, 1999.

10.32* Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.33* Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and
                  Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.34* Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.35* Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed with the Commission on April 20, 1999.

10.35* Form of Arden Realty Limited Partnership's unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.36* Form of Arden Realty Limited Partnership's unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.37* Senior Unsecured Credit Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated July 27, 2000 filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed with the Commission on November 12, 2000.

10.38* Registration Rights Agreement between Arden Realty Limited Partnership and the initial purchasers set forth therein dated as of March 17, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.39* Purchase Agreement between Arden Realty Limited Partnership and the initial purchasers set forth therein dated as of March 14, 2000, filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

10.40* Registration Rights Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4
                  (No. 333-53376).

10.41* Purchase Agreement between Arden Realty Limited Partnership and Lehman Brothers Inc. dated as of November 15, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.42* Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.43* Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.44* Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.45* Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed with the Commission on April 25, 2000.

10.46* Form of Arden Realty Limited Partnership's unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

12.1              Statement regarding computation of ratios

21.1* Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

------------------
     (*)      Incorporated by reference.

     (#) Management contract or compensatory plan or arrangement required to be identified by Item 14(a)3.