Form 10-Q
period 2001-03-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2001-05-09
CIK 1111853

[OBJECT OMITTED]

 ===============================================================================


                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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
Yes  X   No
   -----   -----

As of May 7, 2001 there were 65,821,144 shares of the registrant's common units issued and outstanding.


================================================================================

                        ARDEN REALTY LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                            PAGE NO.
                                                                                                            --------

PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements
                           Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                             December 31, 2000................................................................... 3

                           Consolidated Statements of Income for the three months ended
                             March 31, 2001 and 2000 (unaudited)................................................. 4

                           Consolidated Statements of Cash Flows for the three months ended
                             March 31, 2001 and 2000 (unaudited)................................................. 5

                           Notes to Consolidated Financial Statements............................................ 6

                  Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations................................................. 9

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................... 20



PART II.          OTHER INFORMATION............................................................................. 21

                  SIGNATURES.................................................................................... 22


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ARDEN REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                          March 31,       December 31,
                                                                                            2001              2000
                                                                                       ------------       ------------
Assets                                                                                  (unaudited)
Investment in real estate:
   Land.........................................................................       $   466,426       $   466,426
   Buildings and improvements...................................................         1,992,243         1,985,950
   Tenant improvements and leasing commissions..................................           239,622           225,620
                                                                                       -----------       -----------
                                                                                         2,698,291         2,677,996
   Less:  accumulated depreciation..............................................          (246,741)         (227,463)
                                                                                       -----------       -----------
                                                                                         2,451,550         2,450,533
   Properties under development.................................................           117,626            93,384
   Properties held for disposition, net.........................................            59,963            59,649
                                                                                       -----------       -----------
     Net investment in real estate..............................................         2,629,139         2,603,566

Cash and cash equivalents.......................................................             5,077             5,432
Restricted cash.................................................................            20,299            19,367
Rent and other receivables......................................................            16,495            13,198
Due from general partner........................................................             1,629             1,370
Mortgage notes receivable, net of discount......................................            13,708            13,761
Deferred rent...................................................................            33,380            31,588
Prepaid financing costs, expenses and other assets, net of amortization.........            19,051            18,685
                                                                                       -----------       -----------
     Total assets...............................................................       $ 2,738,778       $ 2,706,967
                                                                                       ===========       ===========
Liabilities
Mortgage loans payable..........................................................       $   575,368       $   576,055
Unsecured lines of credit.......................................................           288,350           253,350
Unsecured senior notes, net of discount.........................................           348,421           348,364
Accounts payable and accrued expenses...........................................            39,247            37,415
Security deposits...............................................................            20,031            19,470
                                                                                       -----------       -----------
     Total liabilities..........................................................         1,271,417         1,234,654

Minority interests..............................................................             2,922             2,911

Partners' Capital
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units                 50,000            50,000
   outstanding at March 31, 2001 and December 31, 2000..........................
General and limited partners, 65,821,144 common units
   outstanding at March 31, 2001 and December 31, 2000..........................         1,422,807         1,428,275
Deferred compensation...........................................................            (8,368)           (8,873)
                                                                                       -----------       -----------
     Total partners' capital....................................................         1,464,439         1,469,402
                                                                                       -----------       -----------
     Total liabilities and partners' capital....................................       $ 2,738,778       $ 2,706,967
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

                        ARDEN REALTY LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     ---------------------------
                                                                                        2001              2000
                                                                                      ---------         ---------

Revenue.........................................................................      $ 103,121         $  89,678
Property operating expenses.....................................................         29,842            25,347
                                                                                      ---------         ---------
                                                                                         73,279            64,331

General and administrative expenses.............................................          2,568             1,669
Interest expense................................................................         21,158            17,852
Depreciation and amortization...................................................         24,146            20,147
Interest and other income.......................................................           (861)             (855)
                                                                                      ---------         ---------
Income before minority interests................................................         26,268            25,518
Minority interests..............................................................            (50)              (30)
                                                                                      ---------         ---------
Net income......................................................................      $  26,218         $  25,488
                                                                                      =========         =========

Net income allocated to:
     Preferred units............................................................      $   1,078         $   1,078
                                                                                      =========         =========
     Common units...............................................................      $  25,140         $  24,410
                                                                                      =========         =========

Net income per common unit:
     Basic......................................................................      $    0.38         $    0.37
                                                                                      =========         =========
     Diluted....................................................................      $    0.38         $    0.37
                                                                                      =========         =========

Weighted average common units outstanding:
     Basic......................................................................         65,821            65,490
                                                                                      =========         =========
     Diluted....................................................................         66,066            65,564
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

                        ARDEN REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    -----------------------------------

                                                                                          2001                2000
                                                                                    ----------------   ----------------
Operating Activities:
  Net income....................................................................      $  26,218          $  25,488
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests..........................................................             50                 30
    Depreciation and amortization...............................................         24,146             20,147
    Amortization of loan costs..................................................            871                884
    Non-cash stock compensation expense.........................................            423                 --
    Changes in operating assets and liabilities:
       Rent and other receivables...............................................         (3,244)               363
       Due from general partner.................................................           (259)              (149)
       Deferred rent............................................................         (1,792)            (1,398)
       Prepaid financing costs, expenses and other assets.......................         (1,180)            (4,001)
       Accounts payable and accrued expenses....................................          1,832              2,124
       Security deposits........................................................            561              2,001
                                                                                      ---------          ---------
  Net cash provided by operating activities.....................................         47,626             45,489
                                                                                      ---------          ---------
Investing Activities:
  Improvements to investment in real estate.....................................        (49,638)           (73,082)
                                                                                      ---------          ---------
Financing Activities:
  Proceeds from mortgage loans..................................................             --             31,500
  Repayments of mortgage loans..................................................           (687)          (151,135)
  Proceeds from unsecured lines of credit.......................................         57,000             21,000
  Repayments of unsecured lines of credit.......................................        (22,000)           (97,000)
  Proceeds from unsecured senior notes, net of discount.........................             --            249,079
  Distributions to preferred unit holders.......................................         (1,078)            (1,078)
  Distribution and redemption paid to common unit holders.......................        (30,607)           (29,153)
  Increase in restricted cash...................................................           (932)              (172)
  Distributions to minority interests...........................................            (39)                (3)
                                                                                      ---------          ---------
  Net cash provided by financing activities.....................................          1,657             23,038
                                                                                      ---------          ---------
  Net decrease in cash and cash equivalents.....................................           (355)            (4,555)
  Cash and cash equivalents at beginning of period..............................          5,432              7,056
                                                                                      ---------          ---------
  Cash and cash equivalents at end of period....................................      $   5,077          $   2,501
                                                                                      =========          =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest, net of amount capitalized.........      $  24,744          $  19,227
                                                                                      =========          =========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     The terms "us", "we" and "our" as used in this report refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc.

     We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of March 31, 2001 and December 31, 2000, owned 96.7% of our common partnership units, or common units. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

     Arden Realty conducts substantially all of its operations through us and our subsidiaries. As of March 31, 2001, we directly or indirectly owned a portfolio of 142 primarily office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development.

     As our sole general partner, Arden Realty generally has the exclusive power under our partnership agreement to manage us and conduct our business, subject to limited exceptions. Arden Realty's board of directors manages our affairs. We cannot be terminated until the year 2096 without the approval of a majority of our partners or in connection with the sale of all or substantially all of our assets, a business combination, a judicial decree or the redemption of all the partnership units held by our limited partners.

     Arden Realty's interest in us entitles it to share in cash distributions from, and in our profits and losses in proportion to its percentage ownership. Specific individuals and entities own our remaining common partnership units, including Messrs. Richard S. Ziman and Victor J. Coleman, our Chairman and Chief Executive Officer and our President and Chief Operating Officer, respectively, together with other entities and persons who were issued common units in connection with our acquisition of specific properties previously owned by those entities and persons. Holders of common units are entitled to cause us to redeem their common units for cash. Arden Realty, however, may, instead of paying cash, elect to exchange those common units for shares of its common stock on a one-for-one basis, subject to specific limitations. With each redemption or exchange of common units, Arden Realty's percentage interest in us will increase.

     The accompanying  consolidated  condensed financial  statements include our
accounts,   and  the  accounts  of  our  other  subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

2.   INTERIM FINANCIAL DATA

     The accompanying consolidated condensed financial statements should be read in conjunction with our 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

3.   NEW ACCOUNTING STANDARDS

     In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133." These statements outline the accounting treatment for all derivative activity. In October 2000, the SEC issued "Frequently Asked Questions on Staff Accounting Bulletin No, 101 on Revenue Recognition." This document formalizes the position of the SEC staff regarding key topics about income recognition. We adopted SAB 101, as amended, on October 1, 2000 and Statement No. 133, on January 1, 2001 and their adoption did not impact our consolidated results of operations or financial position.

     As of March 31, 2001 we had no outstanding interest rate cap or swaps or other types of derivative instruments.

MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED SENIOR NOTES

     A summary of our outstanding indebtedness as of March 31, 2001 and December 31, 2000 is as follows:

                                                               Stated Annual
                                 March 31,                   Interest Rate at                             Number of      Maturity
                                   2001       December 31,    March 31, 2001         Rate                Properties       Month/
Type of Debt                    (unaudited)       2000           (unaudited)    Fixed/Floating          Securing Loan       Year
------------                    -----------   -------------    ---------------  --------------          -------------     ------
                                      (in thousands)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)....    $   175,000    $   175,000           7.52%       Fixed                         18           6/04
Mortgage Financing III(2)..        136,100        136,100           6.74%       Fixed                         22           4/08
Mortgage Financing IV(2)...        111,200        111,200           6.61%       Fixed                         12           4/08
Mortgage Financing V(3)....        111,708        112,212           6.94%       Fixed                         12           4/09
Mortgage Financing VI(3)...         22,186         22,241           7.54%       Fixed                          3           4/09
Activity Business Center(3)          7,847          7,881           8.85%       Fixed                          1           5/06
145 South Fairfax(3).......          4,011          4,021           8.93%       Fixed                          1           1/27
Marin Corporate Center(3)..          3,037          3,071           9.00%       Fixed                          1           7/15
Conejo Business Center(3)..          2,983          3,017           8.75%       Fixed                    (Note 4)          7/15
Conejo Business Center(3)..          1,296          1,312           7.88%       Fixed                    (Note 4)          7/15
                               -----------    -----------
                                   575,368        576,055

UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo(1).............        207,350        172,350           6.29%       LIBOR + 1.15% (Note 5)        --           4/03
Lehman Brothers(1),(6).....         75,000         75,000           6.50%       LIBOR + 1.30%                 --           7/02
City National Bank(1)......          6,000          6,000           7.13%       Prime Rate - 0.875%           --           8/01
                               -----------    -----------
                                   288,350        253,350
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7)..............        199,590        199,564           8.88%       Fixed                         --           3/05
2010 Notes(7)..............         49,632         49,622           9.15%       Fixed                         --           3/10
2010 Notes(7)..............         99,199         99,178           8.50%       Fixed                         --          11/10
                               -----------    -----------
                                   348,421        348,364

   Total Debt..............    $ 1,212,139    $ 1,177,769
                               ===========    ===========
----------


(1) Requires monthly payments of interest only, with outstanding principal balance due upon maturity.
(2) Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.
(3)  Requires monthly payments of principal and interest.
(4)  Both mortgage loans are secured by the Conejo Business Center property.
(5) This line of credit also has an annual 25 basis point facility fee on the entire $275 million commitment amount.
(6)  This line of credit has a one-year extension option.
(7) Requires semi-annual interest payments only, with principal balance due upon maturity.

     On November 20, 2000, we completed a private placement of $100 million 8.50% senior notes due in November 2010, with interest payable semi-annually on November 15 and May 15 of each year. We used the net proceeds from this private placement to reduce the outstanding balance on one of our unsecured lines of credit and to repay a construction loan related to our development of the 6060 Center Drive Project. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. We filed a registration statement that became effective on March 29, 2001 and all privately placed notes were subsequently exchanged for notes registered under the Securities Act.

PARTNERS' CAPITAL

     On January 31, 2001, we made a distribution of $0.465 per common unit. In addition, on March 31, 2001, we made a distribution of approximately $1.1 million to our preferred unit holders.

6.   REVENUE FROM RENTAL OPERATIONS AND PROPERTY EXPENSES

     Revenue from rental operations and property expenses are summarized as follows (in thousands):

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                     ------------------------------------
                                                                                           2001               2000
                                                                                     -----------------  -----------------
                                                                                                 (unaudited)
Revenue from Rental Operations:
   Rental.......................................................................      $  87,467          $  77,513
   Tenant reimbursements........................................................          5,550              3,592
   Parking, net of expenses ....................................................          5,305              3,972
   Other rental operations......................................................          4,799              4,601
                                                                                      ---------          ---------
                                                                                        103,121             89,678
                                                                                      ---------          ---------
Property Expenses:
   Repairs and maintenance......................................................          9,008              8,402
   Utilities....................................................................          7,392              6,110
   Real estate taxes............................................................          7,414              6,264
   Insurance....................................................................          1,216              1,041
   Ground rent..................................................................          1,151                198
   Administrative...............................................................          3,661              3,332
                                                                                      ---------          ---------
                                                                                         29,842             25,347
                                                                                      ---------          ---------
                                                                                      $  73,279          $  64,331
                                                                                      =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 2000 Annual Report on Form 10-K.

     We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees. Arden Realty, a publicly traded REIT, is our sole general partner, and, as of March 31, 2001, owned 96.7% of our common units. Arden Realty conducts substantially all of its operations through us and our subsidiaries.

     As of March 31, 2001, we are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 142 primarily suburban office properties containing approximately 18.7 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of March 31, 2001, our properties were approximately 95.5% leased.

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

RESULTS OF OPERATIONS

     Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of significant property renovations, development, acquisitions and dispositions.

     Comparison  of the three  months  ended March 31, 2001 to the three  months
ended  March  31,  2000  (in   thousands,   except  number  of  properties   and
percentages):

                                                          Three Months Ended
                                                               March 31,
                                                      ----------------------------                              Percent
                                                          2001             2000               Change            Change
                                                      ----------        ----------            --------          --------
                                                               (unaudited)
REVENUE
  Revenue from rental operations:
    Rental.....................................       $  87,467         $  77,513            $   9,954             13%
    Tenant reimbursements......................           5,550             3,592                1,958             55
    Parking, net of expense....................           5,305             3,972                1,333             34
    Other rental operations....................           4,799             4,601                  198              4
                                                      ---------         ---------            ---------           ----
      Total....................................         103,121            89,678               13,443             15
  Interest and other income.....................            861               855                    6              1
                                                      ---------         ---------            ---------           ----
      Total revenue............................       $ 103,982         $  90,533            $  13,449             15%
                                                      =========         =========            =========           ====

EXPENSES
  Property expenses:
    Repairs and maintenance....................       $   9,008         $   8,402            $     606              7%
    Utilities..................................           7,392             6,110                1,282             21
    Real estate taxes..........................           7,414             6,264                1,150             18
    Insurance..................................           1,216             1,041                  175             17
    Ground rent................................           1,151               198                  953            481
    Administrative.............................           3,661             3,332                  329             10
                                                      ---------         ---------            ---------           ----
      Total property expenses..................          29,842            25,347                4,495             18%

  General and administrative...................           2,568             1,669                  899             54%
  Interest.....................................          21,158            17,852                3,306             19
  Depreciation and amortization................          24,146            20,147                3,999             20
                                                      ---------         ---------            ---------           ----
      Total expenses...........................       $  77,714         $  65,015            $  12,699             20%
                                                      =========         =========            =========           ====

OTHER DATA:
  Number of properties owned at end of period..             142               142
  Net rentable square feet owned at end of period        18,658            18,492



     General and administrative expenses increased $899,000 for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $295,000 in non-cash compensation expense from restricted stock awards granted to several key executives in July and December of 2000.

         Interest expense increased approximately $3.3 million or 19% during the three months ended March 31, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to March 31, 2000.

     Depreciation and amortization expense increased by approximately $4.0 million or 20% during the three months ended March 31, 2001, primarily due to depreciation related to newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service subsequent to March 31, 2000.

     Variances for revenue from rental operations and property expenses are discussed below.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY EXPENSES

     The increase in revenue from rental operations and property expenses for the three months ended March 31, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

     Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the five properties that were either sold or placed in service after January 1, 2000 or were under renovation for all or a portion of the period beginning after January 1, 2000 and for the 138 non-renovation/development properties we owned for all of the three month periods ended March 31, 2001 and 2000 (unaudited and in thousands, except for number of properties).


                                                                   Properties Sold, Placed       Non-Renovation/Development
                                                                        in Service or          Properties Owned for all of the
                                                                      Under Renovation               Three Months Ended
                                                 Total Variance     after January 1, 2000         March 31, 2001 and 2000(1)
                                                 --------------     ---------------------      -------------------------------

REVENUE FROM RENTAL OPERATIONS:
   Rental...................................      $   9,954              $   5,036                       $   4,918
   Tenant reimbursements....................          1,958                     75                           1,883
   Parking, net of operations...............          1,333                    336                             997
   Other rental operations..................            198                  1,136                            (938)
                                                  ---------              ---------                       ---------
                                                  $  13,443              $   6,583                       $   6,860
                                                  =========              =========                       =========

PROPERTY EXPENSES:
   Repairs and maintenance..................      $     606              $     315                       $     291
   Utilities................................          1,282                    290                             992
   Real estate taxes........................          1,150                    394                             756
   Insurance................................            175                     34                             141
   Ground rent..............................            953                    385                             568
   Administrative...........................            329                    401                             (72)
                                                  ---------              ---------                       ---------
                                                  $   4,495              $   1,819                       $   2,676
                                                  =========              =========                       =========

OTHER DATA:
   Number of properties.....................                                     5                             138
   Net rentable square feet.................                                   960                          17,774

----------

(1)  See analysis for these Properties below.

NON-RENOVATION/DEVELOPMENT PROPERTIES OWNED FOR ALL OF 2000 AND 2001

     Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 138 non-renovation/development properties we owned for the entire three month periods ended March 31, 2001 and 2000 (in thousands, except number of properties and percentages):


                                                          Three Months Ended
                                                              March 31,
                                                    -------------------------------
                                                                                          Dollar           Percent
                                                        2001              2000            Change           Change
                                                    -------------     -------------    -------------     ------------
                                                              (unaudited)
GAAP BASIS:
Revenue from rental operations.................     $  94,961          $  88,101        $  6,860              7.8%
Property expenses..............................        27,393             24,717           2,676             10.8%
                                                    ---------          ---------       ---------         ---------
                                                    $  67,568          $  63,384        $  4,184              6.6%
                                                    =========          =========        ========         =========

CASH BASIS (1):

Revenue from rental operations.................     $  93,336          $  86,713        $  6,623              7.6%
Property expenses..............................        27,393             24,717           2,676             10.8%
                                                    ---------          ---------       ---------         ---------
                                                    $  65,943          $  61,996        $  3,947              6.4%
                                                    =========          =========        ========         =========

Number of non-renovation properties............           138                138
Average occupancy..............................         95.1%              94.1%
Net rentable square feet.......................        17,774             17,774

----------

(1)  Excludes straight-line rent adjustments.

     Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $6.9 million, or 7.8%, during the three months ended March 31, 2001, compared to the same period in 2000. Approximately $4.9 million of this difference was related to rental revenue, of which $4.7 million was related to scheduled rents and $200,000 was related to increases in straight-line rent. Approximately 65% of the increase in scheduled rents was due to increases in rental rates in 2001 and the remaining 35% was related to higher average occupancy in 2001. The increase in straight-line rent was primarily due to new leases and extensions signed with higher rental rate escalations than in 2000. Revenue from rental operations was also higher due to an approximate $1.9 million increase in tenant reimbursements and a $1.0 million increase in parking income net of an approximate $900,000 decrease in revenue from other rental operations. Tenant reimbursements were higher primarily due to the approximate 1.0% increase in average occupancy in 2001 and higher operating expenses as discussed below, as well as approximately $350,000 related to prior year reimbursement reconciliations. Parking income also increased in 2001 primarily due to the 1.0% increase in occupancy, while revenue from other rental operations decreased primarily due to lower lease termination settlement fees in 2001.

     Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended March 31, 2001, computed on a cash basis, increased by approximately $6.6 million or 7.6%.

     Property expenses for these properties increased by approximately $2.7 million, or 10.8%, during the three months ended March 31, 2001, compared to the same period in 2000, primarily due to higher utility, real estate tax and ground rent expenses in 2001. The approximate $1.0 million increase in utility expenses was due to both rate increases (most of which was recovered), and higher utility usage related to the increase in average occupancy for these properties in 2001. Real estate taxes increased by approximately $756,000 in 2001 due to normal annual increases and final assessments on certain properties. Ground rent expense increased by $568,000 due to higher operating income from one of our properties with a participating ground lease.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash provided by operating activities increased by approximately $2.1 million to $47.6 million for the three months ended March 31, 2001, as compared to $45.5 million for the same period in 2000, primarily due to improved operating results for the 138 properties we owned for both three month periods presented as well as the four properties we developed or renovated subsequent to January 1, 2000. This increase was partially offset by the loss of operating cash flow on a property we sold in the fourth quarter of 2000.

     Cash used in investing activities decreased by approximately $23.5 million, to $49.6 million for the three months ended March 31, 2001 compared to $73.1 million for the same period in 2000. This decrease was primarily due to the completion of several of our development and renovation projects after March 31, 2000.

     Cash provided by financing activities decreased by approximately $21.3 million to $1.7 million for the three months ended March 31, 2001, as compared to $23.0 million for the same period in 2000. This decrease was primarily due to the timing of the issuance of $250 million in senior unsecured notes in March of 2000.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

     We have an unsecured line of credit with a group of banks, the Lenders, led by Wells Fargo. This line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the Lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of March 31, 2001, there was approximately $207.4 million outstanding on this line of credit and approximately $67.6 million was available for additional borrowings.

     We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of March 31, 2001, there was $75 million outstanding on this line of credit.

     We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2001. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 2001, there was $6 million outstanding balance on this line of credit and $4 million was available for additional borrowings.

     On November 20, 2000, we completed a private placement of $100 million 8.50% senior notes due 2010, with interest payable semi-annually on November 15 and May 15 of each year. We used the net proceeds from this private placement to reduce the outstanding balance on one of our unsecured lines of credit and to repay a construction loan related to our development of the 6060 Center Drive Project. These senior unsecured notes were issued in a private placement in reliance upon an exemption from registration provided by Rule 144A under the Securities Act. We filed a registration statement that became effective on March 29, 2001 and all privately placed notes were subsequently exchanged for notes registered under the Securities Act.

     Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2001 (in thousands):

  YEAR                                                              AMOUNT
  ----                                                              ------

   2001.....................................................  $     7,862
   2002.....................................................       77,618(1)
   2003.....................................................      212,804(2)
   2004.....................................................      182,218
   2005.....................................................      207,834
   2006.....................................................       15,220
   2007.....................................................        8,812
   2008.....................................................      230,305
   2009.....................................................      111,980
   2010.....................................................      150,565
   Thereafter...............................................        6,921
                                                              -----------

     Total..................................................  $ 1,212,139
                                                              ===========
----------

(1) Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one-year extension option.

(2) Consists primarily of $207.4 million outstanding on our Wells Fargo line of credit.


     Following is certain other information related to our indebtedness as of March 31, 2001 (in thousands, except percentage data):

         UNSECURED AND SECURED DEBT:
         ---------------------------

                                                                                      Weighted
                                                                                       Average
                                                   Balance           Percent        Interest Rate(1)
                                                ---------------  ----------------  ----------------

         Unsecured Debt......................    $   636,771             53%             8.13%
         Secured Debt........................        575,368             47%             7.36%
                                                 -----------     -----------       -----------
         Total Debt..........................    $ 1,212,139            100%             7.76%
                                                 ===========     ===========       ===========


         FLOATING AND FIXED RATE DEBT:
         -----------------------------

                                                                                      Weighted
                                                                                       Average
                                                   Balance           Percent        Interest Rate(1)
                                                ---------------  ----------------  ----------------

         Floating Rate Debt..................    $   288,350             24%             6.94%
         Fixed Rate Debt.....................        923,789             76%             8.02%
                                                ------------     -----------       -----------
         Total Debt..........................    $ 1,212,139            100%             7.76%
                                                 ===========     ===========       ===========
----------

(1)  Includes amortization of prepaid financing costs.

     Total  interest  incurred  and  the  amount   capitalized  was  as  follows
(unaudited and in thousands):


                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                          2001                       2000
                                                       ---------                  ---------
      Total interest incurred............             $  23,746                   $ 20,693
      Amount capitalized.................               (2,588)                    (2,841)
                                                      ---------                  ---------
      Amount expensed....................             $  21,158                   $ 17,852
                                                      =========                  =========

                                      -14-

     As of March 31, 2001, we had $25.4 million in cash and cash equivalents, including $20.3 million in restricted cash. Restricted cash consisted of $14.0 million in interest bearing cash deposits required by five of our mortgage loans payable and $6.3 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

     We may sell mature or slow growth assets. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher yields, which may include development of office buildings, acquisitions or repurchase of Arden Realty common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.

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

     We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness, proceeds from asset sales and/or the issuance of long-term debt and equity securities.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month periods ended March 31, 2001 and 2000 (in thousands):

                                                                                                For the
                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
FUNDS FROM OPERATIONS:(1)                                                                      (unaudited)

  Net income....................................................................     $  26,218          $  25,488
  Depreciation and amortization of real estate assets...........................        24,146             20,147
  Income allocated to Preferred Units...........................................        (1,078)            (1,078)
                                                                                     ---------          ---------
Funds From Operations...........................................................     $  49,286(2)       $  44,557
                                                                                     =========          =========

FUNDS AVAILABLE FOR DISTRIBUTION:(3)

   Funds From Operations........................................................     $  49,286          $  44,557
   Straight-line rent adjustment................................................        (2,361)            (1,398)
   Capital expenditure, tenant improvement and leasing commission reserve.......        (7,700)            (7,794)
                                                                                     ---------          ---------
Funds Available for Distribution................................................     $  39,225          $  35,365
                                                                                     =========          =========

Weighted average shares and common units outstanding - Diluted..................        66,066             65,564
                                                                                     =========          =========
----------

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

     The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other real estate companies and, accordingly, our funds from operations may not be comparable to other real estate companies.

(2)  Includes $423,000 in non-cash compensation expense.

(3) Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions.

PORTFOLIO AND LEASE INFORMATION

     The following tables set forth certain information regarding our properties as of March 31, 2001.

                                PORTFOLIO SUMMARY

                                                                                                   Net Operating Income
                                                                                                for the Three Months Ended
                                                         Approximate Net Rentable Square Feet         March 31, 2001
      Location               Number of Properties                   (in thousands)             (in thousands and unaudited)
---------------------- --------------------------------- -------------------------------------- ---------------------------
                              Industrial                          Industrial
                                 and             % of                and                % of                      % of
                       Office  Retail    Total   Total    Office   Retail     Total     Total       Total         Total
                       ------  ------    -----   -----    ------   ------     -----     -----       -----         -----
Los Angeles County
  West...............     28       1       29      20%     4,536      37       4,573     25%     $ 25,526           35%
  North..............     33       -       33      23%     3,410       -       3,410     18%       12,356           17%
  South..............     16       -       16      11%     2,689       -       2,689     15%        9,253           13%
                       -----  ------    -----    -----   -------  ------    --------   -----    ---------      --------

   Subtotal..........     77       1       78      54%    10,635      37      10,672     58%       47,135           65%

Orange County........     25       -       25      18%     3,752       -       3,752     20%       12,939           18%
San Diego County.....     21       -       21      15%     2,487       -       2,487     13%        8,926           12%
Ventura/Kern Counties      6       -        6       4%       778       -         778      4%        2,407            3%
Riverside/San
  Bernardino Counties      8       4       12       9%       554     415         969      5%        1,872            2%
                       -----  ------    -----    -----   -------  ------    --------   -----    ---------      --------

     Total...........    137       5      142(1)  100%    18,206     452      18,658(1) 100%     $ 73,279          100%
                       =====  ======    =====    =====   =======  ======    ========   =====     ========      ========
----------

(1) Including three office properties currently under development, our total portfolio consists of 145 properties and approximately 19.4 million rentable square feet.



                     PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                              As of March 31, 2001

                                                                                                     Annualized Base Rent
       Location                       Percent Occupied                Percent Leased               Per Leased Square Foot (1)
-----------------------------    ---------------------------    --------------------------    -----------------------------------
                                                                                                                          Full
                                         Industrial                   Industrial                    Industrial          Service
                                             and                          and                           and              Gross
                                 Office    Retail     Total     Office   Retail    Total      Office   Retail   Total  Leases (2)
                                 ------    ------     -----     ------   ------    -----      ------   ------   -----  ----------
Los Angeles County:
  West.....................      95.1%     100.0%    95.2%      96.0%     100.0%   96.0%    $ 26.63  $ 24.60  $ 26.62   $ 26.63
  North....................      90.3%       -       90.3%      91.3%       -      91.3%      20.55     -       21.50     20.55
  South....................      93.2%       -       93.2%      95.3%       -      95.3%      17.92     -       17.92     19.02
Orange County..............      97.4%       -       97.4%      98.3%       -      98.3%      17.47     -       17.47     20.36
San Diego County...........      97.9%       -       97.9%      98.2%       -      98.2%      17.01     -       17.01     20.16
Ventura/Kern Counties......      93.5%       -       93.5%      95.5%       -      95.5%      17.62     -       17.62     17.71
Riverside/San
  Bernardino Counties......      85.3%      95.5%    89.6%      86.8%      95.5%   90.5%      15.29     9.19    12.53     18.12
                                ------     ------   ------     ------     ------  ------    -------  -------  -------   -------

 Total/ Weighted Average...      94.4%      95.9%    94.5%      95.5%      95.9%   95.5%    $ 20.26  $ 10.50  $ 20.03   $ 22.17
                                ======     ======   ======     ======     ======  ======    =======  =======  =======   =======
  ----------

(1) Based on monthly contractual base rent under existing leases as of March 31, 2001, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 46 properties and approximately 4.2 million square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS

                              As of March 31, 2001

                                                    Percentage         Annualized
                                Square Footage     of Aggregate       Base Rent of       Estimated Market
                                 of Expiring         Portfolio          Expiring         Rent of Expiring        Estimated
                                    Leases            Leased             Leases               Leases             Cash Rent
Year of Lease Expiration        (in thousands)      Square Feet     (per square foot)    (per square foot)(1)      Growth
-----------------------------   ---------------    --------------    ----------------   --------------------    ------------

2001 (2).................           1,538                9%             $   20.55             $  24.97               22%
2002.....................           2,752               15%             $   18.46             $  25.32               37%
2003.....................           3,165               18%             $   20.43             $  26.56               30%
2004.....................           2,876               16%             $   20.50             $  26.67               30%
2005.....................           2,939               16%             $   22.04             $  28.85               31%

----------


(1) Represents estimated annualized market rent of expiring leases. Calculation is based on our estimate of current market rental rates and estimated annual increases in such rates of 4% for the remaining nine months of 2001, 4% for 2002 and 3% thereafter. Our estimates of these rental rates are based on current trends which could change or reverse at any time as a result of future events. Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

(2)  Represents leases expiring from April 1, 2001 through December 31, 2001.



                                LEASING ACTIVITY

                    For the Three Months Ended March 31, 2001

                                                                      Weighted Average
                                                                         Lease Term              Tenant Improvements
    Net Absorption                                   Cash Rent           (in months)               and Commissions
     (square feet)       Retention Rate (1)         Growth (2)                                    (per square foot)
---------------------   ---------------------    ------------------   ------------------   -------------------------------
                                                                                              New (3)          Renewal
                                                                                              -------          -------

        16,079                 76%                      25%                   53              $ 14.32          $  9.07
     =========            ========                 ========             ========              =======          =======

----------

(1) Percentage of leased square feet in which tenants were retained at lease expiration.

(2) Represents the difference between initial market rents on new and renewal leases as compared to the expiring cash rents on the same space.

(3)  Excludes all first generation space.

                               DEVELOPMENT SUMMARY

                              As of March 31, 2001

                                                                                                           Estimated
                                           Costs                      Percent   Estimated                    Year 1      Estimated
                                          Incurred       Estimated    Leased      Shell       Estimated    Stabilized      Year 1
                                           To Date      Total Cost(1)   at     Completion   Stabilization  Cash NOI (3)    Annual
  Property                  Square Feet (in thousands) (in thousands) 4/30/01     Date         Date (2)   (in thousands) Cash Yield
  --------                  ----------- -------------- -------------- -------- ----------   ------------- -------------- ----------
  Howard Hughes Center
    Univision Building..      159,000    $  33,668      $  51,700      100%   2nd Qtr 2001   3rd Qtr 2001    $ 5,200       10.1%
    6080 Center Drive....     283,000       52,290         73,500       81%   2nd Qtr 2001   4th Qtr 2001    $ 8,400       11.4%
    6100 Center Drive....     283,000       18,805         79,000       --    2nd Qtr 2002   2nd Qtr 2003    $ 8,850       11.2%
    Unallocated Acquisition
  and Master Plan
      Costs (1)..........          --       12,863         19,800
                            ---------   ----------     ----------
  Total Development
   Properties............     725,000    $ 117,626      $ 224,000
                            =========    =========      =========
----------

(1) Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs and master plan costs that will be allocated to future development projects at the Howard Hughes Center. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space and have two parcels entitled for hotel development at the Howard Hughes Center.

(2) We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3) We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

     In addition to the properties above, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center totaling approximately 425,000 net rentable square feet. Build-to-suit buildings consist of properties constructed to the tenant's specifications in return for the tenant's long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk.

     In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximate 170,000 square foot build-to-suit office building at our Long Beach Airport Business Park. We do not intend to commence construction on this project until a build-to-suit tenant lease is signed with terms allowing us to achieve yields commensurate with the project's development risk.

     We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales and proceeds from our lines of credit.

CURRENT ECONOMIC CLIMATE

     Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space, increase rates when leases expire and collect amounts due from our tenants is largely dependent on the demand for office space in the markets where our properties are located. National and local economic trends may affect demand for our properties. The timing and extent of changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. Some sectors of the national and California economy, particularly the sectors containing technology and Internet companies, are reported to be experiencing slower growth, reduced earnings or increased losses. In addition, problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas of the state. As of the date of this Form 10-Q, we have not noted any material trends or effects arising from these national and regional issues on our ability to lease and renew available space, to increase rental rates as leases expire and to collect amounts due from our tenants. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see "Risk Factors - Our operating performance and property values will be affected by changes in the economic climate in Southern California," "- the financial condition and solvency of our tenants may reduce our cash flow," and "- Rising energy costs and power outages in California may have an adverse effect on our operations and revenue" sections of our 2000 Annual Report on Form 10-K.

     Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of our properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors and local real estate conditions such as oversupply of or reduced demand for office and other competing commercial properties. The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate," "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," and "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California" in our most recent Annual Report on Form 10-K.

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

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2001, a 1% increase in interest rates on our $288.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.9 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $288.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.9 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of March 31, 2001 was 6.94%.

     Our fixed rate debt totaled $923.8 million as of March 31, 2001 with a weighted average interest rate of 8.02% and an unrealized loss of approximately $36.5 million for a total fair value of approximately $887.3 million. A 1% decrease in interest rates on our $923.8 million of fixed rate debt would decrease its fair value by approximately $43.7 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $923.8 million of fixed rate debt would increase its fair value by approximately $43.7 million and would not have an impact of annual future earnings and cash flows.

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

           None

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


                                   ARDEN REALTY LIMITED PARTNERSHIP
                                   By:  Arden Realty, Inc.
                                   Its:  General Partner




Date: May 8, 2001                  By: /s/  Andrew J. Sobel
                                       ----------------------------------------
                                       Andrew J. Sobel
                                       Executive Vice President - Strategic
                                       Planning and Operations




Date: May 8, 2001                  By: /s/  Daniel S. Bothe
                                       ----------------------------------------
                                       Daniel S. Bothe
                                       Senior Vice President -
                                       Co-Chief Financial Officer




Date: May 8, 2001                  By: /s/  Richard S. Davis
                                       ----------------------------------------
                                       Richard S. Davis
                                       Senior Vice President -
                                       Co-Chief Financial Officer and
                                       Treasurer