Form 10-Q
period 2001-06-30
ARDEN REALTY LIMITED PARTNERSHIP
filed 2001-08-09
CIK 1111853

[COMPANY LOGO]
 ===============================================================================


                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

As of August 8, 2001 there were 65,919,977 shares of the registrant's common units issued and outstanding.


================================================================================

                       ARDEN REALTY LIMITED PARTNERSHIP
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.


PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements
                           Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                             December 31, 2000................................................................... 3

                           Consolidated Statements of Income for the three and six months ended
                             June 30, 2001 and 2000 (unaudited).................................................. 4

                           Consolidated Statements of Cash Flows for the six months ended
                             June 30, 2001 and 2000 (unaudited).................................................. 5

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

                  Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations................................................ 10

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................... 24



PART II.          OTHER INFORMATION............................................................................. 25

                  SIGNATURES.................................................................................... 26

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ARDEN REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             June 30,        December 31,
                                                                                               2001              2000
                                                                                           ------------      -----------
ASSETS                                                                                     (unaudited)
Investment in real estate:
   Land............................................................................         $   468,766       $   466,426
   Buildings and improvements......................................................           1,999,088         1,985,950
   Tenant improvements and leasing commissions.....................................             247,490           225,620
                                                                                            -----------       -----------
                                                                                              2,715,344         2,677,996
   Less:  accumulated depreciation and amoritization...............................            (265,712)         (227,463)
                                                                                            -----------       -----------
                                                                                              2,449,632         2,450,533
   Properties under development....................................................             138,071            93,384
   Properties held for disposition, net............................................              38,659            59,649
                                                                                            -----------       -----------
     Net investment in real estate.................................................           2,626,362         2,603,566

Cash and cash equivalents..........................................................               7,419             5,432
Restricted cash....................................................................              19,738            19,367
Rent and other receivables.........................................................              11,700            13,198
Due from general partner...........................................................               1,813             1,370
Mortgage notes receivable, net of discount.........................................              13,623            13,761
Deferred rent......................................................................              34,701            31,588
Prepaid financing costs, expenses and other assets, net of amortization............              20,341            18,685
                                                                                            -----------       -----------
     Total assets..................................................................         $ 2,735,697       $ 2,706,967
                                                                                            ===========       ===========

LIABILITIES
Mortgage loans payable.............................................................         $   574,738       $   576,055
Unsecured lines of credit..........................................................             293,350           253,350
Unsecured senior notes, net of discount............................................             348,478           348,364
Accounts payable and accrued expenses..............................................              34,508            37,415
Security deposits..................................................................              19,765            19,470
                                                                                            -----------       -----------
     Total liabilities.............................................................           1,270,839         1,234,654

Minority interests.................................................................               2,903             2,911

PARTNERS' CAPITAL
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units
outstanding                                                                                      50,000            50,000
   at June 30, 2001 and December 31, 2000..........................................
General and limited partners, 65,825,477 and 65,821,144 outstanding at June 30, 2001
   and December 31, 2000, respectively.............................................           1,419,818         1,428,275
Deferred compensation..............................................................              (7,863)           (8,873)
                                                                                            -----------       -----------
     Total partners' capital.......................................................           1,461,955         1,469,402
                                                                                            -----------       -----------
     Total liabilities and partners' capital.......................................         $ 2,735,697       $ 2,706,967
                                                                                            ===========       ===========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                  -----------------------       -----------------------
                                                                      2001          2000            2001         2000
                                                                  ----------    ----------      ----------   ----------

Revenue.......................................................     $ 102,980     $  92,856       $ 206,101    $ 182,534
Property operating expenses...................................        29,274        26,721          59,116       52,068
                                                                   ---------     ---------       ---------    ---------
                                                                      73,706        66,135         146,985      130,466

General and administrative expenses...........................         2,480         1,625           5,048        3,294
Interest expense..............................................        21,081        18,770          42,239       36,622
Depreciation and amortization.................................        24,176        21,277          48,322       41,424
Interest and other income.....................................          (764)         (770)         (1,625)      (1,625)
                                                                  ----------    ----------      ----------   ----------
Income before gain and minority interests.....................        26,733        25,233          53,001       50,751
Gain on sale of properties....................................         3,551            --           3,551           --
                                                                   ---------     ---------       ---------    ---------
Income before minority interests..............................        30,284        25,233          56,552       50,751
Minority interests............................................           (33)          (35)            (83)         (65)
                                                                   ---------     ---------       ---------    ---------
Net income....................................................     $  30,251     $  25,198       $  56,469    $  50,686
                                                                   =========     =========       =========    =========

Net income allocated to:
     Preferred units..........................................     $   1,078     $   1,078       $   2,156    $   2,156
                                                                   =========     =========       =========    =========
      Common units.............................................    $  29,173     $  24,120       $  54,313    $  48,530
                                                                   =========     =========       =========    =========

Net income per common operating partnership unit:
     Basic....................................................     $    0.44     $    0.37       $    0.83    $    0.74
                                                                   =========     =========       =========    =========
     Diluted..................................................     $    0.44     $    0.37       $    0.82    $    0.74
                                                                   =========     =========       =========    =========

Weighted average common operating partnership units outstanding:
     Basic....................................................        65,822        65,467          65,822       65,478
                                                                   =========     =========       =========    =========
     Diluted..................................................        66,127        65,657          66,084       65,623
                                                                   =========     =========       =========    =========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         -----------------------------------

                                                                                               2001               2000
                                                                                         ----------------   ----------------
OPERATING ACTIVITIES:
  Net income.......................................................................        $  56,469          $  50,686
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Minority interests.............................................................               83                 65
    Gain on sale of properties.....................................................           (3,551)                --
    Depreciation and amortization..................................................           48,322             41,424
    Amortization of loan costs.....................................................            1,753              1,772
    Non-cash compensation expense..................................................              850                 --
    Changes in operating assets and liabilities:
       Rent and other receivables..................................................            1,636              1,048
       Due from general partner....................................................             (443)              (298)
       Deferred rent...............................................................           (3,113)            (3,342)
       Prepaid financing costs, expenses and other assets..........................           (3,295)            (7,938)
       Accounts payable and accrued expenses.......................................           (2,906)             3,567
       Security deposits...........................................................              295              3,831
                                                                                           ---------          ---------
  Net cash provided by operating activities........................................           96,100             90,815
                                                                                           ---------          ---------
INVESTING ACTIVITIES:
  Improvements to investment in real estate........................................          (86,162)          (123,128)
  Proceeds from disposition of properties..........................................           18,755                 --
                                                                                           ---------          ---------
  Net cash used in investing activities............................................          (67,407)          (123,128)
                                                                                           ---------          ---------
FINANCING ACTIVITIES:
  Proceeds from mortgage loans.....................................................               --             11,885
  Repayments of mortgage loans.....................................................           (1,317)          (126,825)
  Proceeds from unsecured lines of credit..........................................           99,500             68,000
  Repayments of unsecured lines of credit..........................................          (59,500)          (111,500)
  Proceeds from issuance of common stock...........................................               89                 --
  Proceeds from unsecured senior notes, net of discount............................               --            249,079
  Distributions to preferred operating partnership unit holders....................           (2,156)            (2,156)
  Distribution and redemption paid to common operating partnership unit holders....          (62,860)           (59,595)
  Increase in restricted cash......................................................             (371)            (1,027)
  Distributions to minority interests..............................................              (91)               (67)
                                                                                           ---------          ---------
  Net cash (used in) provided by financing activities..............................          (26,706)            27,794
                                                                                           ---------          ---------
  Net increase (decrease) in cash and cash equivalents.............................            1,987             (4,519)
  Cash and cash equivalents at beginning of period.................................            5,432              7,056
                                                                                           ---------          ---------
  Cash and cash equivalents at end of period.......................................        $   7,419          $   2,537
                                                                                           =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest, net of amount capitalized............        $  42,638          $  35,261
                                                                                           =========          =========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS

         The terms "us", "we" and "our" as used in this report refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc.

         We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial office properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of June 30, 2001 and December 31, 2000, owned 96.7% of our common partnership units, or common units.

         Arden Realty conducts substantially all of its operations through us and our subsidiaries. As of June 30, 2001, we directly or indirectly owned a portfolio of 140 primarily suburban office properties containing approximately
18.4 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development.

         As our sole general partner, Arden Realty generally has the exclusive power under our partnership agreement to manage us and conduct our business, subject to limited exceptions. Arden Realty's board of directors manages our affairs. Our existence as a limited partnership cannot be terminated until the year 2096 without the approval of a majority of our partners or in connection with the sale of all or substantially all of our assets, a business combination, a judicial decree or the redemption of all the partnership units held by our limited partners.

         Arden Realty's interest in us entitles it to share in cash distributions, and in our profits and losses, in proportion to its percentage ownership. Specific individuals and entities own our remaining common units, including Mr. Richard S. Ziman, Arden Realty's Chairman and Chief Executive Officer and Mr. Victor J. Coleman, Arden Realty's President and Chief Operating Officer, together with other entities and persons who were issued common units in connection with our acquisition of specific properties previously owned by those entities and persons. Holders of common units are entitled to cause us to redeem their common units for cash. Arden Realty, however, may, instead of paying cash, elect to exchange those common units for shares of its common stock on a one-for-one basis, subject to specific limitations. With each redemption or exchange of common units, Arden Realty's percentage interest in us will increase.

         The accompanying consolidated condensed financial statements include our accounts, and the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         As of June 30, 2001 we had no outstanding interest rate cap or swaps or other types of derivative instruments.

4.       PROPERTY DISPOSITIONS

                  The following table sets forth information regarding our disposition activities for the three and six months ended June 30, 2001.


                                                                                Property                          Sales Price
        Property                 County         Submarket       Date of Sale      Type         Square Feet      (in thousands)
        -------------            ------         ---------       ------------   ----------      -----------      --------------
        One Venture           Orange County    South County      May 1, 2001      Office          43,324           $ 8,232

        Ontario Airport
          Commerce Center    San Bernardino      Ontario         May 1, 2001    Industrial       213,127            11,000
                                                                                                 -------           -------
             Total                                                                               256,451           $19,232
                                                                                                 =======           =======

  We recorded an approximate $3.6 million gain on the sale of these properties.

5.       MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED
         SENIOR NOTES

         A summary of our outstanding indebtedness as of June 30, 2001 and December 31, 2000 is as follows:

                                                                Stated Annual
                                 June 30,                     Interest Rate at                           Number of      Maturity
                                   2001       December 31,     June 30, 2001         Rate                Properties       Month/
Type of Debt                    (unaudited)       2000           (unaudited)    Fixed/Floating          Securing Loan       Year
------------                    -----------   -------------    ---------------  --------------          -------------     ------
                                      (in thousands)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1)....    $   175,000    $   175,000           7.52%       Fixed                         18           6/04
Mortgage Financing III(2)..        136,100        136,100           6.74%       Fixed                         22           4/08
Mortgage Financing IV(2)...        111,200        111,200           6.61%       Fixed                         12           4/08
Mortgage Financing V(3)....        111,239        112,212           6.94%       Fixed                         12           4/09
Mortgage Financing VI(3)...         22,134         22,241           7.54%       Fixed                          3           4/09
Activity Business Center(3)          7,811          7,881           8.85%       Fixed                          1           5/06
145 South Fairfax(3).......          4,004          4,021           8.93%       Fixed                          1           1/27
Marin Corporate Center(3)..          3,011          3,071           9.00%       Fixed                          1           7/15
Conejo Business Center(3)..          2,956          3,017           8.75%       Fixed                    (Note 4)          7/15
Conejo Business Center(3)..          1,283          1,312           7.88%       Fixed                    (Note 4)          7/15
                               -----------    -----------
                                   574,738        576,055

UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo(1).............        218,350        172,350           5.07%       LIBOR + 1.15% (Note           --           4/03
                                                                                5)
Lehman Brothers(1),(6).....         75,000         75,000           5.30%       LIBOR + 1.30%                 --           7/02
City National Bank(1)......             --          6,000             --        Prime Rate - 0.875%           --           8/02
                               -----------    -----------
                                   293,350        253,350
UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7)..............        199,616        199,564           8.88%       Fixed                         --           3/05
2010 Notes(7)..............         49,642         49,622           9.15%       Fixed                         --           3/10
2010 Notes(7)..............         99,220         99,178           8.50%       Fixed                         --          11/10
                               -----------    -----------
                                   348,478        348,364

   Total Debt..............    $ 1,216,566    $ 1,177,769
                               ===========    ===========


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

         On June 27, 2001, Arden Realty and Arden Realty Limited Partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by us and $257.2 million of Arden Realty's $.01 par value common stock or $.01 par value preferred stock. The terms of these securities, if issued, will be determined at the time of any such debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

6.       PARTNERS' CAPITAL

         On April 30, 2001, we made a distribution of $0.465 per common unit. In addition, on June 30, 2001, we made a distribution of approximately $1.1 million to our preferred unit holders.

7.       REVENUE FROM RENTAL OPERATIONS AND PROPERTY EXPENSES

         Revenue from rental operations and property expenses are summarized as follows (in thousands):

                                                                   Three Months                          Six Months
                                                                  Ended June 30,                       Ended June 30,
                                                        -----------------------------------  ------------------------------------
                                                             2001               2000               2001               2000
                                                        ----------------   ----------------  -----------------   ----------------
                                                                                      (unaudited)
Revenue from Rental Operations:
   Rental............................................     $  87,374          $  80,003         $ 174,841           $ 157,516
   Tenant reimbursements.............................         5,352              4,218            10,902               7,810
   Parking, net of expenses .........................         5,558              4,415            10,863               8,387
   Other rental operations...........................         4,696              4,220             9,495               8,821
                                                          ---------          ---------         ---------           ---------
                                                            102,980             92,856           206,101             182,534
                                                          ---------          ---------         ---------           ---------
Property Expenses:
   Repairs and maintenance...........................         9,228              8,895            18,236              17,297
   Utilities.........................................         7,366              6,526            14,758              12,636
   Real estate taxes.................................         7,272              6,328            14,686              12,592
   Insurance.........................................         1,495              1,043             2,711               2,084
   Ground rent.......................................           233                596             1,384                 794
   Administrative....................................         3,680              3,333             7,341               6,665
                                                          ---------          ---------         ---------           ---------
                                                             29,274             26,721            59,116              52,068
                                                          ---------          ---------         ---------           ---------
                                                          $  73,706          $  66,135         $ 146,985           $ 130,466
                                                          =========          =========         =========           =========


8.       SUBSEQUENT EVENTS

         On July 2, 2001 Arden Realty issued a total of 94,500 restricted stock awards to several key executive officers and outside directors. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. These shares vest equally over five years on the anniversary date of the award. Arden Realty will record a deferred compensation charge of approximately $2.5 million, based on the market value of these shares on the date of award and will amortize such charge to expense on a straight-line basis over the five year vesting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 2000 Annual Report on Form 10-K.

         We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees. Arden Realty, a publicly traded REIT, is our sole general partner, and, as of June 30, 2001, owned 96.7% of our common units. Arden Realty conducts substantially all of its operations through us and our subsidiaries.

         As of June 30, 2001, we are Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 140 primarily suburban office properties containing approximately 18.4 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of June 30, 2001, our properties were approximately 94.3% occupied.

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

         Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000 (in thousands, except number of properties and percentages):

                                                         Three Months Ended
                                                               June 30,
                                                      ----------------------------            Dollar            Percent
                                                          2001             2000               Change            Change
                                                      ----------        ----------            --------          --------
                                                               (unaudited)
REVENUE
  Revenue from rental operations:
    Rental.....................................       $  87,374         $  80,003             $   7,371             9%
    Tenant reimbursements......................           5,352             4,218                 1,134            27
    Parking, net of expense....................           5,558             4,415                 1,143            26
    Other rental operations....................           4,696             4,220                   476            11
                                                      ---------         ---------             ---------          ----
      Total....................................         102,980            92,856                10,124            11
  Interest and other income.....................            764               770                    (6)           (1)
                                                      ---------         ---------             ---------          ----
      Total revenue............................       $ 103,744         $  93,626             $  10,118            11%
                                                      =========         =========             =========          ====

EXPENSES
  Property expenses:
    Repairs and maintenance....................       $   9,228         $   8,895             $     333             4%
    Utilities..................................           7,366             6,526                   840            13
    Real estate taxes..........................           7,272             6,328                   944            15
    Insurance..................................           1,495             1,043                   452            43
    Ground rent................................             233               596                  (363)          (61)
    Administrative.............................           3,680             3,333                   347            10
                                                      ---------         ---------             ---------          ----
      Total property expenses..................          29,274            26,721                 2,553            10%

  General and administrative...................           2,480             1,625                   855            53%
  Interest.....................................          21,081            18,770                 2,311            12
  Depreciation and amortization................          24,176            21,277                 2,899            14
                                                      ---------         ---------             ---------          ----
      Total expenses...........................       $  77,011         $  68,393             $   8,618            13%
                                                      =========         =========             =========          ====

NUMBER OF PROPERTIES:
  Sold during period............................             (2)               --
  Owned at end of period........................            140               142

NET RENTABLE SQUARE FEET:
  Sold during period............................           (256)               --
  Owned at end of period........................         18,402            18,492


         General and administrative expenses increased approximately $855,000 for the three months ended June 30, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $376,000 in non-cash compensation expense from restricted stock awards granted to several key executives in July and December of 2000 and approximately $200,000 in salaries for employees hired after April 1, 2000.

         Interest expense increased approximately $2.3 million or 12% during the three months ended June 30, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to April 1, 2000 which were partially offset by lower effective interest rates in 2001.

         Depreciation and amortization expense increased by approximately $2.9 million or 14% during the three months ended June 30, 2001 compared to the same period in 2000, primarily due to depreciation related to newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service subsequent to April 1, 2000.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY EXPENSES

         The increase in revenue from rental operations and property expenses for the three months ended June 30, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000, two properties sold in the second quarter of 2001 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the seven properties that were either sold or placed in service after April 1, 2000 or were under renovation for all or a portion of the period beginning after April 1, 2000 and for the 136 non-renovation/development properties we owned for all of the three month periods ended June 30, 2001 and 2000 (unaudited and in thousands, except for number of properties).


                                                                                               Non-Renovation/Development
                                                                   Properties Sold, Placed      Properties Owned for all
                                                                         in Service or                   of the
                                                                       Under Renovation             Three Months Ended
                                                 Total Variance      after April  1, 2000        June 30, 2001 and 2000 (1)
                                                 --------------    -------------------------     --------------------------


REVENUE FROM RENTAL OPERATIONS:
   Rental...................................      $   7,371              $   3,929                  $   3,442
   Tenant reimbursements....................          1,134                     61                      1,073
   Parking, net of operations...............          1,143                    280                        863
   Other rental operations..................            476                   (116)                       592
                                                  ---------              ---------                  ---------
                                                  $  10,124              $   4,154                  $   5,970
                                                  =========              =========                  =========

PROPERTY EXPENSES:
   Repairs and maintenance..................      $     333              $     339                  $      (6)
   Utilities................................            840                    190                        650
   Real estate taxes........................            944                    359                        585
   Insurance................................            452                     42                        410
   Ground rent..............................           (363)                  (376)                        13
   Administrative...........................            347                    108                        239
                                                  ---------              ---------                  ---------
                                                  $   2,553              $     662                  $   1,891
                                                  =========              =========                  =========

OTHER DATA:
   Number of properties.....................                                     7                        136
   Net rentable square feet.................                                 1,216                     17,518
----------

(1) See analysis for these properties below.

NON-RENOVATION/DEVELOPMENT PROPERTIES OWNED FOR ALL OF 2000 AND 2001

         Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 136 non-renovation/development properties we owned for the entire three month periods ended June 30, 2001 and 2000 (in thousands, except number of properties and percentages):


                                                              Three Months Ended
                                                                   June 30,
                                                        -------------------------------        Dollar          Percent
                                                            2001              2000             Change          Change
                                                        --------------    -------------     -------------    ------------
                                                                  (unaudited)
GAAP BASIS:
Revenue from rental operations.....................     $  95,088          $  89,118         $  5,970             6.7%
Property expenses..................................        27,363             25,472            1,891             7.4%
                                                        ---------          ---------        ---------        ---------
                                                        $  67,725          $  63,646         $  4,079             6.4%
                                                        =========          =========         ========        =========

CASH BASIS (1):
Revenue from rental operations.....................     $  93,161          $  86,903         $  6,258             7.2%
Property expenses..................................        27,363             25,472            1,891             7.4%
                                                        ---------          ---------        ---------        ---------
                                                        $  65,798          $  61,431         $  4,367             7.1%
                                                        =========          =========         ========        =========

Number of non-renovation/development properties....           136                136
Average occupancy..................................         94.9%              94.4%
Net rentable square feet...........................        17,518             17,518
----------

(1) Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $6.0 million, or 6.7%, during the three months ended June 30, 2001, compared to the same period in 2000. Approximately $3.4 million of this difference was related to higher rental revenue in 2001, of which $3.7 million was related to scheduled rents, partially offset by a $300,000 decrease in straight-line rents. Approximately 80% of the increase in scheduled rents was due to increases in rental rates in 2001 and the remaining 20% was related to higher average occupancy in 2001. Revenue from rental operations was also higher due to an approximate $1.1 million increase in tenant reimbursements, an $863,000 increase in parking income and a $592,000 increase in revenue from other rental operations. Tenant reimbursements were higher primarily due to higher operating expenses in 2001, as discussed below, which were partially offset by the timing of prior year reimbursement reconciliations. Parking income increased in 2001 primarily due to increases in parking rates as well as to the 0.5% increase in average occupancy, while revenue from other rental operations increased due to the timing of revenues from recurring non-scheduled sources. Revenue from other rental operations includes among others, after-hour utility billings, signage and lease termination settlements.

         Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended June 30, 2001, computed on a cash basis, increased by approximately $6.3 million or 7.2%.

         Property expenses for these properties increased by approximately $1.9 million, or 7.4%, during the three months ended June 30, 2001, compared to the same period in 2000, primarily due to an approximate $650,000 increase in utility expenses, a $585,000 increase in real estate taxes and a $410,000 increase in insurance expense in 2001. The increase in utility expenses was due primarily to rate increases in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties, while insurance expense increased due to increases in industry-wide insurance rates in 2001. As noted above, the increase in property expenses was the primary reason for the $1.1 million increase in tenant reimbursements.

         Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000 (in thousands, except number of properties and percentages):

                                                        Six Months Ended
                                                            June 30,
                                                   ----------------------------            Dollar           Percent
                                                       2001             2000               Change            Change
                                                   ----------        ----------            -------           --------
                                                           (unaudited)
REVENUE
  Revenue from rental operations:
    Rental.................................      $   174,841       $   157,516          $   17,325              11%
    Tenant reimbursements..................           10,902             7,810               3,092              40
    Parking, net of expenses...............           10,863             8,387               2,476              30
    Other rental operations................            9,495             8,821                 674               8
                                                 -----------       -----------          ----------            ----
                                                     206,101           182,534              23,567              13
  Interest and other income................            1,625             1,625                  --              --
                                                 -----------       -----------          ----------            ----
    Total revenue..........................      $   207,726       $   184,159              23,567              13%
                                                 ===========       ===========          ==========            ====

EXPENSES
  Property operating expenses:
    Repairs and maintenance................      $    18,236       $    17,297                 939               5%
    Utilities..............................           14,758            12,636               2,122              17
    Real estate taxes......................           14,686            12,592               2,094              17
    Insurance..............................            2,711             2,084                 627              30
    Ground rent............................            1,384               794                 590              74
    Marketing and other....................            7,341             6,665                 676              10
                                                 -----------       -----------          ----------            ----
       Total property operating expenses...           59,116            52,068               7,048              14
  General and administrative...............            5,048             3,294               1,754              53
  Interest.................................           42,239            36,622               5,617              15
  Depreciation and amortization............           48,322            41,424               6,898              17
                                                 -----------       -----------          ----------            ----
    Total expenses.........................      $   154,725       $   133,408          $   21,317              16%
                                                 ===========       ===========          ==========            ====

NUMBER OF PROPERTIES:
  Sold during period.......................               (2)               --
  Owned at end of period...................              140               142

NET RENTABLE SQUARE FEET:
  Sold during period.......................             (256)               --
  Owned at end of period...................           18,402            18,492



         General and administrative expenses increased approximately $1.8 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $757,000 in non-cash compensation expense from restricted stock awards granted to several key executives in July and December of 2000 and approximately $325,000 in salaries for employees hired after January 1, 2000.

         Interest expense increased approximately $5.6 million or 15% during the six months ended June 30, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to January 1, 2000 which was partially offset by lower effective interest rates in 2001.

         Depreciation and amortization expense increased by approximately $6.9 million or 17% during the six months ended June 30, 2001 compared to the same period in 2000, primarily due to depreciation related to newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2000.

         The increase in revenue from rental operations and property operating expenses for the six months ended June 30, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000, two properties sold in the second quarter of 2001 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

         Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the seven properties we either sold or placed in service or were under renovation after January 1, 2000 and for the 136 non-renovation properties we owned for all of the six month periods ended June 30, 2001 and 2000 (unaudited and in thousands, except for number of properties).

                                                                                                Non-Renovation/Development
                                                                         Properties Sold,            Properties Owned
                                                                       Placed in Service or            for all of the
                                                                         Under Renovation             Six Months Ended
                                                    Total Variance    after January 1, 2000      June 30, 2001 and 2000 (1)
                                                    --------------    ---------------------      --------------------------


REVENUE FROM RENTAL OPERATIONS:
   Rental.......................................       $  17,325             $   9,030               $   8,295
   Tenant reimbursements........................           3,092                   156                   2,936
   Parking, net of operations...................           2,476                   609                   1,867
   Other rental operations......................             674                   966                    (292)
                                                       ---------             ---------               ---------
                                                       $  23,567             $  10,761               $  12,806
                                                       =========             =========               =========

PROPERTY OPERATING EXPENSES:
   Repairs and maintenance......................       $     939             $     651               $     288
   Utilities....................................           2,122                   493                   1,629
   Real estate taxes............................           2,094                   745                   1,349
   Insurance....................................             627                    77                     550
   Ground rent..................................             590                   384                     206
   Administrative...............................             676                   355                     321
                                                       ---------             ---------               ---------
                                                       $   7,048             $   2,705               $   4,343
                                                       =========             =========               =========

OTHER DATA:
   Number of properties.........................                                     7                     136
   Net rentable square feet.....................                                 1,216                  17,518

----------

(1)  See analysis for these properties below.

SAME PROPERTIES

         Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 136 non-renovation/development properties we owned for the entire six month periods ended June 30, 2001 and 2000 (in thousands, except number of properties and percentages):


                                                          Six Months Ended
                                                               June 30,
                                                    -------------------------------       Dollar           Percent
                                                        2001              2000            Change           Change
                                                    -------------     -------------    -------------     ------------
                                                               (unaudited)
GAAP BASIS:
Revenue from rental operations....................  $ 189,402          $ 176,596        $ 12,806              7.3%
Property operating expenses.......................     54,690             50,347           4,343              8.6%
                                                    ---------          ---------       ---------         ---------
                                                    $ 134,712          $ 126,249        $  8,463              6.7%
                                                    =========          =========        ========         =========

CASH BASIS (1):
Revenue from rental operations....................  $ 185,855          $ 172,999        $ 12,856              7.4%
Property operating expenses.......................     54,690             50,347           4,343              8.6%
                                                    ---------          ---------       ---------         ---------
                                                    $ 131,165          $ 122,652        $  8,513              6.9%
                                                    =========          =========        ========         =========

Number of non-renovation/development properties...        136                136
Average occupancy.................................      95.0%              94.2%
Net rentable square feet..........................     17,518             17,518

----------

(1) Excludes straight-line rent adjustments.

         Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $12.8 million, or 7.3%, during the six months ended June 30, 2001, compared to the same period in 2000. Approximately $8.3 million of this difference was related to higher rental revenue in 2001. Approximately 80% of this increase was due to increases in rental rates in 2001 and the remaining 20% was related to the approximate .8% increase in average occupancy in 2001. Revenue from rental operations was also higher due to an approximate $2.9 million increase in tenant reimbursements and an approximate $1.9 million increase in parking income. Tenant reimbursements increased primarily due to higher operating expenses in 2001, as discussed below. Parking income increased in 2001 primarily due to increases in parking rates as well as the 0.8% increase in average occupancy.

         Straight-line rents for these properties in 2001 was approximately $50,000 less than in 2000.

         Property expenses for these properties increased by approximately $4.3 million, or 8.6%, during the six months ended June 30, 2001, compared to the same period in 2000, primarily due to a $1.6 million increase in utility expenses, a $1.3 million increase in real estate taxes and a $550,000 increase in insurance expense in 2001. The increase in utility expenses was due to both rate increases and higher utility usage related to the increase in average occupancy for these properties in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties and insurance expense increased due to increases in industry-wide insurance rates in 2001. As noted above, the increase in operations expenses was the primary reason for the $2.9 million increase in tenant reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash provided by operating activities increased by approximately $5.3 million to inflow of $96.1 million for the six months ended June 30, 2001, as compared to an inflow of $90.8 million for the same period in 2000, primarily due to improved operating results for the 136 properties we owned for both six month periods presented as well as the four properties we developed or renovated subsequent to January 1, 2000. This increase was partially offset by the loss of operating cash flows on a property we sold in the fourth quarter of 2000 and two properties we sold in the second quarter of 2001.

         Cash used in investing activities decreased by approximately $55.7 million, to an outflow of $67.4 million for the six months ended June 30, 2001 compared to an outflow of $123.1 million for the same period in 2000. This decrease was primarily due to the completion of several of our development and renovation projects after June 30, 2000, which was partially offset by the proceeds from the sale of two properties in 2001.

         Cash from financing activities decreased by approximately $54.5 million to an outflow of $26.7 million for the six months ended June 30, 2001, as compared to an inflow of $27.8 million for the same period in 2000. This decrease was primarily due to the timing of the issuance of $250 million in senior unsecured notes in March of 2000.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

         We have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the prime rate plus 0.5%. This line of credit matures in April 2003. As of June 30, 2001, there was approximately $218.4 million outstanding on this line of credit and approximately $56.6 million was available for additional borrowings.

         We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of June 30, 2001, there was $75 million outstanding on this line of credit.

         We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2002. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2001, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

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

         On May 2, 2001, as part of our capital recycling program, we sold an approximate 43,000 square foot office property located in Irvine, California for approximately $8.1 million. On that date, we also sold an approximate 213,000 square foot industrial property located in Ontario, California for approximately $10.7 million. The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

         On June 27, 2001, Arden Realty and Arden Realty Limited Partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by us and $257.2 million of Arden Realty's $.01 par value common stock or $.01 par value preferred stock. The terms of these securities, if issued, will be determined at the time of any such debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001

         Following is a summary of scheduled principal payments for our total debt outstanding as of June 30, 2001 (in thousands):

  Year                                                              Amount
  ----                                                              ------
   2001......................................................   $     1,289
   2002......................................................        77,618(1)
   2003......................................................       223,804(2)
   2004......................................................       182,218
   2005......................................................       207,834
   2006......................................................        15,220
   2007......................................................         8,812
   2008......................................................       230,305
   2009......................................................       111,980
   2010......................................................       150,565
   Thereafter................................................         6,921
                                                                -----------

     Total...................................................   $ 1,216,566
                                                                ===========
----------
(1) Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one-year extension option.

(2) Consists primarily of $218.4 million outstanding on our Wells Fargo line of credit.


         Following is certain other information related to our indebtedness as of June 30, 2001 (in thousands, except percentage data):

         Unsecured and Secured Debt:
         ---------------------------

                                                                                        Weighted
                                                                                         Average
                                                   Balance           Percent        Interest Rate (1)
                                                ---------------  ----------------  ------------------

         Unsecured Debt......................    $   641,828             53%             7.54%
         Secured Debt........................        574,738             47%             7.36%
                                                 -----------     -----------       -----------
         Total Debt..........................    $ 1,216,566            100%             7.45%
                                                 ===========     ===========       ===========

         Floating and Fixed Rate Debt:
         -----------------------------

                                                                                        Weighted
                                                                                         Average
                                                   Balance           Percent        Interest Rate (1)
                                                ---------------  ----------------  ------------------
         Floating Rate Debt..................    $   293,350             24%             5.69%
         Fixed Rate Debt.....................        923,216             76%             8.02%
                                                ------------     -----------       -----------
         Total Debt..........................    $ 1,216,566            100%             7.45%
                                                 ===========     ===========       ===========
----------

(1) Includes amortization of prepaid financing costs.

         Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

                                                   For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                   -----------------------------------     ---------------------------------
                                                      2001                    2000            2001                  2000
                                                    -------                 --------        --------               ------

         Total interest incurred............      $  23,449                $  22,491       $  47,195             $  43,184
         Amount capitalized.................         (2,368)                  (3,721)         (4,956)               (6,562)
                                                  ---------                ---------       ---------             ---------
         Amount expensed....................      $  21,081                $  18,770       $  42,239             $  36,622
                                                  =========                =========       =========             =========


         As of June 30, 2001, we had $27.2 million in cash and cash equivalents, including $19.7 million in restricted cash. Restricted cash consisted of $13.6 million in interest bearing cash deposits required by five of our mortgage loans payable and $6.1 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

         We may sell mature or slow growth assets over the next 12 to 24 months. Due to market conditions beyond our control, it is difficult to predict the actual period and amount of these asset sales. At the time any such sales proceeds are realized, we expect to redeploy such amounts into investments that we believe will generate higher yields, which may include development of office buildings, acquisitions or repurchase of our common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our leverage and coverage ratios.

         We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit or proceeds from asset sales. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable us to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-terms liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month periods ended June 30, 2001 and 2000 (in thousands):

                                                                  For the                             For the
                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                      -------------------------------      -----------------------------
                                                         2001                 2000            2001                 2000
                                                      ---------             --------       ---------             ------
FUNDS FROM OPERATIONS:(1)                                                         (unaudited)

  Net income.....................................     $  30,251           $  25,198        $  56,469            $ 50,686
  Depreciation and amortization of real estate           24,176              21,277           48,322              41,424
assets...........................................
  Gain on sale of properties.....................        (3,551)                 --           (3,551)                 --
  Income allocated to preferred units............        (1,078)             (1,078)          (2,156)             (2,156)
                                                      ---------           ---------        ---------            --------
Funds From Operations............................     $  49,798(2)        $  45,397        $  99,084(2)         $ 89,954
                                                      =========           =========        =========            ========

FUNDS AVAILABLE FOR DISTRIBUTION:(3)

   Funds From Operations.........................     $  49,798           $  45,397        $  99,084            $ 89,954
   Straight-line rent adjustment.................        (2,149)             (1,944)          (4,510)             (3,342)
   Capital expenditure, tenant improvement
     and leasing commission reserve..............        (7,800)             (7,700)         (15,500)            (15,494)
                                                      ---------           ---------        ---------            --------
Funds Available for Distribution.................     $  39,849           $  35,753        $  79,074            $ 71,118
                                                      =========           =========        =========            ========

Weighted average shares and common
     units outstanding - Diluted.................        66,127              65,657           66,084              65,623
                                                      =========           =========        =========            ========
----------


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

(2) Includes non-cash compensation expense of $425,000 and $850,000 for the three and six months ended June 30, 2001, respectively.

(3) Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions.

PORTFOLIO AND LEASE INFORMATION

         The following tables set forth certain information regarding our properties as of June 30, 2001.

                                PORTFOLIO SUMMARY


                                                                                                    Net Operating Income
                                                                                           ---------------------------------------
                                                                                              For the Three        For the Six
                                                  Approximate Net Rentable Square Feet         Months Ended        Months Ended
      Location          Number of Properties                (in thousands)                    June 30, 2001        June 30, 2001
-------------------- ------------------------- -----------------------------------------   ------------------- -------------------
                                                                                                (in thousands and unaudited)


                            Industrial                       Industrial
                               and             % of             and                % of                % of                 % of
                      Office  Retail   Total   Total  Office   Retail     Total    Total      Total    Total      Total     Total
                      ------  ------   -----   -----  ------   ------     -----    -----      -----    -----      -----     -----
Los Angeles County
  West..............    28       1       29     21%     4,536      37      4,573     25%    $ 26,006    35%     $ 51,532      35%
  North.............    33       -       33     24%     3,410       -      3,410     18%      12,552    17%       24,908      17%
  South.............    16       -       16     11%     2,689       -      2,689     15%       8,613    12%       17,866      12%
                     -----  ------    -----   -----   -------  ------   --------   -----    --------  -----     --------     ----

   Subtotal.........    77       1       78     56%    10,635      37     10,672     58%      47,171    64%       94,306      64%

Orange County.......    24       -       24     17%     3,709       -      3,709     20%      13,241    18%       26,180      18%
San Diego County....    21       -       21     15%     2,487       -      2,487     14%       9,268    13%       18,194      12%
Ventura/Kern
Counties............     6       -        6      4%       778       -        778      4%       2,183     3%        4,590       3%
Riverside/San
  Bernardino
Counties......... ...    8       3       11      8%       554     202        756      4%       1,843     2%        3,715       3%
                     -----  ------    -----   -----   -------  ------   --------   -----    --------  -----     --------     ----
     Total..........   136       4      140(1) 100%    18,163     239     18,402(1) 100%    $ 73,706   100%     $146,985     100%
                     =====  ======    =====   =====   =======  ======   ========   =====    ========  =====     ========     ====
----------

(1) Including three office properties currently under development, our total portfolio consists of 143 properties and approximately 19.1 million rentable square feet.



                     PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                                                                                                     Annualized Base Rent
       Location                       Percent Occupied                Percent Leased               Per Leased Square Foot (1)
-----------------------------    ---------------------------    --------------------------    -----------------------------------

                                                                                                                          Full
                                         Industrial                    Industrial                  Industrial           Service
                                            and                            and                         and                Gross
                                 Office    Retail     Total     Office   Retail    Total      Office  Retail   Total    Leases(2)
                                 ------    ------     -----     ------   ------    -----      ------  ------   -----    ---------


Los Angeles County:
  West.....................       94.1%    100.0%   94.1%       94.8%     100.0%    94.8%   $ 26.93  $ 24.60  $ 26.91    $ 26.93

  North....................       90.2%      -      90.2%       91.0%       -       91.0%     20.71     -       20.71      21.64

  South....................       94.5%      -      94.5%       95.8%       -       95.8%     18.07     -       18.07      19.19

Orange County..............       97.3%      -      97.3%       97.4%       -       97.4%     17.41     -       17.41      20.36

San Diego County...........       97.8%      -      97.8%       97.8%       -       97.8%     17.28     -       17.28      20.53

Ventura/Kern Counties......       92.7%      -      92.7%       95.0%       -       95.0%     17.61     -       17.61      17.69

Riverside/San
  Bernardino Counties....         86.1%     92.0%   87.7%       88.4%      92.0%    89.4%     15.89    11.62    14.72      18.72
                                  -----     -----   -----       -----      -----    -----   -------  -------  -------    -------

 Total/ Weighted Average...       94.3%     93.2%   94.3%       95.0%      93.2%    95.0%   $ 20.42  $ 13.78  $ 20.34    $ 22.35
                                  =====     =====   =====       =====      =====    =====   =======  =======  =======    =======

----------

(1) Based on monthly contractual base rent under existing leases as of June 30, 2001, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 45 properties and approximately 3.9 million square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS

                               As of June 30, 2001

                                                Percentage of
                                                  Aggregate        Annualized       Estimated Market
                              Square Footage      Portfolio       Base Rent of      Rent of Expiring    Estimated      Estimated
                               of Expiring          Leased          Expiring             Leases         Cash Rent      GAAP Rent
Year of Lease Expiration          Leases         Square Feet         Leases            (per square        Growth         Growth
                              (in thousands)                       (per square          foot) (1)
                                                                      foot)
-------------------------    -----------------  ---------------  ----------------   ------------------  -----------   -------------

2001 (2)................           980                6%            $   21.32             $  26.15          23%           31%
2002....................         2,607               15%            $   18.95             $  25.44          34%           43%
2003....................         3,086               18%            $   20.56             $  26.32          28%           36%
2004....................         2,995               17%            $   20.88             $  26.40          27%           35%
2005....................         2,821               16%            $   22.00             $  28.38          29%           37%
----------

(1) Represents estimated annualized initial cash market rent of expiring leases. Calculation is based on our estimate of current market rental rates and estimated annual increases in such rates of 2% for the remaining six months of 2001, and 3% annually thereafter. Our estimates of these rental rates are based on current trends, which could change or reverse at any time as a result of future events. Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. We undertake no obligation to update or correct these estimates if future events prove them to be inaccurate.

(2) Represents leases expiring from July 1, 2001 through December 31, 2001.



                                LEASING ACTIVITY

                For the Three and Six Months Ended June 30, 2001






                                                                                            Weighted
                                                                              GAAP Rent      Average       Tenant Improvements
                     Net Absorption                            Cash Rent     Growth (3)     Lease Term       and Commissions
                      (square feet)     Retention Rate (1)     Growth (2)                  (in months)      (per square foot)
                     ----------------  ---------------------  -------------  ------------  -------------  ---------------------

                                                                                                          New (4)     Renewal

Three Months
   Ended 6/30/01         (20,532)                73%                24%           32%            52        $ 14.11     $ 14.24
                     ============          =========          =========      ========      ========        =======     =======
Six Months
   Ended 6/30/01          (4,453)                75%                24%           32%            52        $  8.56     $  8.80
                     ============          =========          =========      ========      ========        =======     =======
----------


(1) Percentage of leased square feet in which tenants were retained at lease expiration.

(2) Represents the difference between initial market rents on new and renewal leases as compared to the expiring cash rents on the same space.

(3) Represents estimated cash rent growth adjusted for straight-line rents.

(4) Excludes all first generation space.

                               DEVELOPMENT SUMMARY

                               As of June 30, 2001







                                                                                              Estimated
                               Costs                      Percent  Estimated                    Year 1      Estimated   Estimated
                              Incurred       Estimated       at      Shell      Estimated    Stabilized       Year 1      Year 1
                      Square   To Date      Total Cost (1) Leased  Completion Stabilization  Cash NOI (3)     Annual      Annual
Property               Feet  in thousands) (in thousands)  8/1/01    Date        Date (2)   (in thousands) Cash Yield GAAP Yield (4)
--------              ------ ------------- --------------  ------  ---------  ------------- -------------- ---------- --------------

Howard Hughes
 Center
  Univision Building.. 159,000   $ 37,089   $  51,700      100%      Complete    3rd Qtr 2001   $ 5,200       10.1%       11.9%
  6080 Center Drive... 283,000     61,477      73,500       76%(5)   Complete    4th Qtr 2001   $ 8,400       11.4%       12.4%
  6100 Center Drive... 283,000     24,798      79,000       --     2nd Qtr 2002  2nd Qtr 2003   $ 8,850       11.2%       12.2%
  Unallocated
   Acquisition
    Master Plan             --     14,707      19,800
     Costs (1)         -------   --------    --------
Total Development
 Properties........... 725,000   $138,071    $224,000
                       =======   ========    ========
----------

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

(4) We consider the Estimated Year 1 Annual GAAP Yield to be the property's Stabilized Cash NOI adjusted for straight-line rents during its first year in service over the property's estimated total costs.

(5) As of August 1, 2001, 6080 Center Drive is 66% occupied and 76% leased with another 5% of leases out for signature, which would bring the property to 81% leased.

         In addition to the properties above, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center totaling approximately 425,000 net rentable square feet of office space. Build-to-suit buildings consist of properties constructed to the tenant's specifications in return for the tenant's long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project's development risk.

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

         Our ability to rent expiring lease space at estimated levels is highly dependent upon many factors over which we have no control. These factors include the national economic climate, perceptions of prospective tenants of the attractiveness of our properties, and our ability to maintain and manage our properties. We also have numerous competitors and some of the competing properties may be newer, better located or owned by parties better capitalized than us. As new commercial properties are developed and the number of competitive commercial properties in a particular area increases, competitive pressures will increase as well. Additionally, all of our properties are located in Southern California. Our ability to charge estimated rents may be adversely affected by the local economic climate which could be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors and local real estate conditions such as oversupply of or reduced demand for office and other competing commercial properties. The preceding discussion is not intended as an exhaustive list of the risks associated with rent rate projections and should be read in conjunction with "Risk Factors--Real Estate Investment Risks," "--An Inability To Retain Tenants Or Rent Space Upon Lease Expirations May Adversely Affect Our Ability To Service Our Debt," "--Because Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate," "--Competition Affects Occupancy Levels And Rents Which Could Adversely Affect Our Revenue," and "--Our Operating Performance And Property Values Will Be Affected By Changes In The Economic Climate In Southern California" in our most recent Annual Report on Form 10-K.

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

         Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2001, a 1% increase in interest rates on our $293.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.9 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $293.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.9 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of June 30, 2001 was 5.69%.

         Our fixed rate debt totaled $923.2 million as of June 30, 2001 with a weighted average interest rate of 8.02% and an unrealized loss of approximately $22.1 million for a total fair value of approximately $901.1 million. A 1% decrease in interest rates on our $923.2 million of fixed rate debt would decrease its fair value by approximately $42.2 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $923.2 million of fixed rate debt would increase its fair value by approximately $42.2 million and would not have an impact on annual future earnings and cash flows.

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


                             ARDEN REALTY LIMITED PARTNERSHIP
                             By: Arden Realty, Inc.
                             Its:General Partner




Date: August 8, 2001         By: /s/  Andrew J. Sobel
                                 ----------------------------------------
                                 Andrew J. Sobel
                                 Executive Vice President - Strategic Planning and Operations




Date: August 8, 2001         By: /s/  Daniel S. Bothe
                                 ----------------------------------------
                                 Daniel S. Bothe
                                 Senior Vice President -
                                 Co-Chief Financial Officer




Date: August 8, 2001         By: /s/  Richard S. Davis
                                 ----------------------------------------
                                 Richard S. Davis
                                 Senior Vice President -
                                 Co-Chief Financial Officer and
                                 Treasurer