Form 10-Q
period 2001-09-30
ARDEN REALTY LIMITED PARTNERSHIP
filed 2001-11-14
CIK 1111853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

Commission file number 000-30571

ARDEN REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Maryland	95-4599813
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11601 Wilshire Boulevard,
4th Floor
Los Angeles, California 90025-1740
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code:     (310) 966-2600

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

          As of November 9, 2001 there were 65,920,644 of the registrant’s common units issued and outstanding.

ARDEN REALTY LIMITED PARTNERSHIP

FORM 10-Q

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARDEN REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS

Investment in real estate:
Land	$ 446,224	$ 466,426
Buildings and improvements	1,927,049	1,985,950
Tenant improvements and leasing commissions	244,440	225,620

	2,617,713	2,677,996
Less: accumulated depreciation and amortization	(272,498)	(227,463)

	2,345,215	2,450,533
Properties under development	160,616	93,384
Properties held for disposition, net	126,104	59,649

Net investment in real estate	2,631,935	2,603,566
Cash and cash equivalents	11,409	5,432
Restricted cash	21,051	19,367
Rent and other receivables	11,158	13,198
Due from general partner	2,023	1,370
Mortgage notes receivable, net of discount	13,579	13,761
Deferred rent	37,229	31,588
Prepaid financing costs, expenses and other assets, net of amortization	20,243	18,685

Total assets	$2,748,627	$2,706,967

LIABILITIES

Mortgage loans payable	$ 574,121	$ 576,055
Unsecured lines of credit	313,350	253,350
Unsecured senior notes, net of discount	348,534	348,364
Accounts payable and accrued expenses	35,113	37,415
Security deposits	19,764	19,470

Total liabilities	1,290,882	1,234,654
Minority interests	2,862	2,911
PARTNERS’ CAPITAL

Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units outstanding at September 30, 2001 and December 31, 2000	50,000	50,000
General and limited partners, 65,920,644 and 65,821,144 outstanding at September 30, 2001 and December 31, 2000, respectively	1,414,648	1,428,275
Deferred compensation	(9,765)	(8,873)

Total partners’ capital	1,454,883	1,469,402

Total liabilities and partners’ capital	$2,748,627	$2,706,967

See accompanying notes to consolidated financial statements.

ARDEN REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$105,831	$99,031	$311,932	$281,565
Property operating expenses	32,016	29,516	91,132	81,584

	73,815	69,515	220,800	199,981

General and administrative expenses	2,231	1,890	7,279	5,184
Interest expense	20,819	20,345	63,058	56,967
Depreciation and amortization	25,854	22,528	74,176	63,952
Interest and other income	(706)	(948)	(2,331)	(2,573)

Income before gain and minority interests	25,617	25,700	78,618	76,451
Gain on sale of properties	24	—	3,575	—

Income before minority interests	25,641	25,700	82,193	76,451
Minority interests	(23)	(50)	(106)	(115)

Net income	$ 25,618	$25,650	$ 82,087	$ 76,336

Net income allocated to:
Preferred units	$ 1,078	$ 1,078	$ 3,234	$ 3,234

Common units	$ 24,540	$24,572	$ 78,853	$ 73,102

Net income per common operating partnership unit:
Basic…	$ 0.37	$ 0.37	$ 1.20	$ 1.12

Diluted	$ 0.37	$ 0.37	$ 1.19	$ 1.11

Weighted average common operating partnership units outstanding:
Basic	65,918	65,607	65,857	65,521

Diluted	66,278	65,966	66,125	65,703

See accompanying notes to consolidated financial statements.

ARDEN REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating Activities:
Net income	$ 82,087	$ 76,336
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	106	115
Gain on sale of properties	(3,575)	—
Depreciation and amortization	74,176	63,952
Amortization of loan costs	2,645	2,687
Non-cash compensation expense	1,393	212
Changes in operating assets and liabilities:
Due from general partner	(653)	(649)
Rent and other receivables	2,068	1,046
Deferred rent	(5,641)	(5,672)
Prepaid financing costs, expenses and other assets	(3,879)	(7,515)
Accounts payable and accrued expenses	(2,302)	8,581
Security deposits	294	4,067

Net cash provided by operating activities	146,719	143,160

Investing Activities:
Improvements to investment in real estate	(125,087)	(178,728)
Proceeds from disposition of properties	26,365	—

Net cash used in investing activities	(98,722)	(178,728)

Financing Activities:
Proceeds from mortgage loans	—	43,336
Repayments of mortgage loans	(1,934)	(167,111)
Proceeds from unsecured lines of credit	123,500	201,500
Repayments of unsecured lines of credit	(63,500)	(201,000)
Proceeds from issuance of common operating partnership units	102	—
Proceeds from unsecured senior notes, net of discount	—	249,150
Distributions to preferred operating partnership unit holders	(3,234)	(3,234)
Increase in restricted cash	(1,684)	(3,020)
Distributions to minority interests	(155)	(123)
Distributions and redemptions paid to common operating partnership unit holders	(95,115)	(89,487)

Net cash (used in) provided by financing activities	(42,020)	30,011

Net increase (decrease) in cash and cash equivalents	5,977	(5,557)
Cash and cash equivalents at beginning of period	5,432	7,056

Cash and cash equivalents at end of period	$ 11,409	$ 1,499

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$ 65,460	$ 55,164

See accompanying notes to consolidated financial statements.

ARDEN REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2001
(unaudited)

1.    Description of Business

          The terms “us”, “we” and “our” as used in this report refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc.

          We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial office properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of September 30, 2001 and December 31, 2000, owned 96.7% of our common partnership units, or common units.

          Arden Realty conducts substantially all of its operations through us and our subsidiaries. As of September 30, 2001, we directly or indirectly owned a portfolio of 138 primarily suburban office properties containing approximately 18.3 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development.

          As our sole general partner, Arden Realty generally has the exclusive power under our partnership agreement to manage us and conduct our business, subject to limited exceptions. Arden Realty’s board of directors manages our affairs. Our existence as a limited partnership cannot be terminated until the year 2096 without the approval of a majority of our partners or in connection with the sale of all or substantially all of our assets, a business combination, a judicial decree or the redemption of all the partnership units held by our limited partners.

          Arden Realty’s interest in us entitles it to share in cash distributions, and in our profits and losses, in proportion to its percentage ownership. Specific individuals and entities own our remaining common units, including Mr. Richard S. Ziman, Arden Realty’s Chairman and Chief Executive Officer and Mr. Victor J. Coleman, Arden Realty’s President and Chief Operating Officer, together with other entities and persons who were issued common units in connection with our acquisition of specific properties previously owned by those entities and persons. Holders of common units are entitled to cause us to redeem their common units for cash. Arden Realty, however, may, instead of paying cash, elect to exchange those common units for shares of its common stock on a one-for-one basis, subject to specific limitations. With each redemption or exchange of common units, Arden Realty’s percentage interest in us will increase.

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

3.    New Accounting Standards

          In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of Statement No. 133,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of Statement No. 133.” These statements outline the accounting treatment for all derivative activity. We adopted Statement No. 133, on January 1, 2001 and its adoption did not impact our consolidated results of operations or financial position.

          As of September 30, 2001 we had no outstanding interest rate cap or swaps or other types of derivative instruments.

          In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 on asset impairment supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provide a single accounting model for long-lived assets to disposed of. We are currently in the process of completing its evaluation of the impact of Statement No. 144 on its earnings and financial position and does not expect that the impact to be material. We will adopt Statement No. 144 on January 1, 2002.

4.    Property Dispositions

          The following table sets forth information regarding our disposition activities for the three and nine months ended September 30, 2001.

Property	County	Submarket	Date of Sale	Property Type	Square Feet	Gross Sales Price (in thousands)
One Venture	Orange County	South County	May 1, 2001	Office	43,324	$ 8,232
Ontario Airport Commerce Center	San Bernardino	Ontario	May 1, 2001	Industrial	213,127	11,000
Rancho Plaza	Los Angeles	Simi/Conejo Valley	Sept. 28, 2001	Office	24,057	3,100
Hunter Business Center	Riverside	Inland Empire East	Sept. 28, 2001	Office	106,782	4,900

Total					387,290	$27,232

          We recorded an approximate $3.6 million gain on the sale of these properties.

5.    Mortgage Loans Payable, Unsecured Lines of Credit and Unsecured Senior Notes

           A summary of our outstanding indebtedness as of September 30, 2001 and December 31, 2000 is as follows:

Type of Debt	September 30, 2001 (unaudited)	December 31, 2000	Stated Annual Interest Rate at September 30, 2001 (unaudited)	Rate Fixed/ Floating	Number of Properties Securing Loan	Maturity Month/ Year
	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$ 175,000	$ 175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	136,100	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	111,200	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(3)	110,761	112,212	6.94%	Fixed	12	4/09
Mortgage Financing VI(3)	22,105	22,241	7.54%	Fixed	3	4/09
Activity Business Center(3)	7,775	7,881	8.85%	Fixed	1	5/06
145 South Fairfax(3)	3,996	4,021	8.93%	Fixed	1	1/27
Marin Corporate Center(3)	2,984	3,071	9.00%	Fixed	1	7/15
Conejo Business Center(3)	2,929	3,017	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(3)	1,271	1,312	7.88%	Fixed	(Note 4)	7/15

	574,121	576,055
Unsecured Lines of Credit:
Floating Rate
Wells Fargo(1)	238,350	172,350	3.84%	LIBOR + 1.15% (Note 5)	—	4/03
Lehman Brothers(1),(6)	75,000	75,000	4.87%	LIBOR + 1.30%	—	7/02
City National Bank(1)	—	6,000	—	Prime Rate– 0.875%	—	8/02

	313,350	253,350
Unsecured Senior Notes:
Fixed Rate
2005 Notes(7)	199,641	199,564	8.88%	Fixed	—	3/05
2010 Notes(7)	49,652	49,622	9.15%	Fixed	—	3/10
2010 Notes(7)	99,241	99,178	8.50%	Fixed	—	11/10

	348,534	348,364

Total Debt	$1,236,005	$1,177,769

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.
(2)	Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.
(3)	Requires monthly payments of principal and interest.
(4)	Both mortgage loans are secured by the Conejo Business Center property.
(5)	This line of credit also has an annual 25 basis point facility fee on the entire $275 million commitment amount.
(6)	This line of credit has a one-year extension option.
(7)	Requires semi-annual interest payments only, with principal balance due upon maturity.

          On June 27, 2001, Arden Realty and Arden Realty Limited Partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to $400 million of debt securities by us and $257.2 million of Arden Realty’s $.01 par value common stock or $.01 par value preferred stock. The terms of these securities will be determined at the time of any debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

6.    Partner’s Capital

          On July 2, 2001 Arden Realty issued a total of 94,500 restricted stock awards to several key executive officers and outside directors. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. These shares vest equally over five years on the anniversary date of the award. Arden Realty recorded a deferred compensation charge of approximately $2.5 million, based on the market value of these shares on the date of award and will amortize the compensation charge to expense on a straight-line basis over the five year vesting period.

          On October 23, 2001, we made a distribution of $0.49 per common unit. In addition, on September 30, 2001, we made a distribution of approximately $1.1 million to our preferred unit holders.

7.    Revenue from Rental Operations and Property Expenses

          Revenue from rental operations and property expenses are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)
Revenue from Rental Operations:
Scheduled cash rents	$ 87,541	$81,880	$257,873	$236,054
Straight-line rents	2,428	2,330	6,937	5,672
Tenant reimbursements	5,769	4,403	16,671	12,213
Parking, net of expenses	5,768	4,812	16,631	13,199
Other rental operations	4,325	5,606	13,820	14,427

	105,831	99,031	311,932	281,565

Property Expenses:
Repairs and maintenance	8,892	8,668	27,128	25,965
Utilities	10,514	9,570	25,272	22,206
Real estate taxes	7,308	6,857	21,994	19,449
Insurance	1,500	1,056	4,211	3,140
Ground rent	240	222	1,624	1,016
Administrative	3,562	3,143	10,903	9,808

	32,016	29,516	91,132	81,584

	$ 73,815	$69,515	$220,800	$199,981

8.    Related Party Transactions

          On July 19, 2001 and September 28, 2001, four officers executed promissory notes totaling approximately $416,000 primarily for the purpose of meeting payroll taxes due upon the vesting of stock grants. These notes mature between July 19, 2006 and September 28, 2011 and bear interest at an annual rate of between 5.75% and 6.00%. These loans are personally guaranteed by the respective officers and are included as part of other receivables in our balance sheet at September 30, 2001.

9.    Subsequent Event

          On November 9, 2001, we completed a public offering of $150 million, 7.00% unsecured notes due 2007, from the shelf registration statement described in note 5 above, with interest payable semi-annually on May 15 and November 15 of each year. We used the net proceeds to reduce the outstanding balance on one of our unsecured lines of credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 2000 Annual Report on Form 10-K.

          We are a full service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 11 senior executive officers who have experience in the real estate industry ranging from 8 to 30 years and who collectively have an average of 18 years experience. We perform all property management, construction management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees. Arden Realty, a publicly traded REIT, is our sole general partner, and, as of September 30, 2001, owned 96.7% of our common units. Arden Realty conducts substantially all of its operations through us and our subsidiaries.

          As of September 30, 2001, Arden Realty is Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 138 primarily suburban office properties containing approximately 18.3 million net rentable square feet and three properties with approximately 725,000 net rentable square feet under development. As of September 30, 2001, our properties were approximately 93.5% occupied.

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

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000 (in thousands, except number of properties and percentages):

	Three Months Ended September 30,
	2001	2000	Dollar Change	Percent Change
	(unaudited)
Revenue
Revenue from rental operations:
Scheduled cash rents	$ 87,541	$81,880	$5,661	7%
Straight-line rents	2,428	2,330	98	4
Tenant reimbursements	5,769	4,403	1,366	31
Parking, net of expense	5,768	4,812	956	20
Other rental operations	4,325	5,606	(1,281)	(23)

Total	105,831	99,031	6,800	7
Interest and other income	706	948	(242)	(26)

Total revenue	$106,537	$99,979	$6,558	7%

Expenses
Property expenses:
Repairs and maintenance	$ 8,892	$ 8,668	$ 224	3%
Utilities	10,514	9,570	944	10
Real estate taxes	7,308	6,857	451	7
Insurance	1,500	1,056	444	42
Ground rent	240	222	18	8
Administrative	3,562	3,143	419	13

Total property expenses	32,016	29,516	2,500	8%
General and administrative	2,231	1,890	341	18%
Interest	20,819	20,345	474	2
Depreciation and amortization	25,854	22,528	3,326	15

Total expenses	$ 80,920	$74,279	$6,641	9%

Number of Properties:
Sold during period	(2)	—
Owned at end of period	138	142
Net Rentable Square Feet:
Sold during period	(131)	—
Owned at end of period	18,271	18,492

          General and administrative expenses increased approximately $341,000 for the three months ended September 30, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including non-cash compensation expense from restricted stock awards granted to several key executives in December of 2000 and July of 2001.

          Interest expense increased approximately $474,000 or 2% during the three months ended September 30, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to July 1, 2000 which were partially offset by lower effective interest rates in 2001.

          Depreciation and amortization expense increased by approximately $3.3 million or 15% during the three months ended September 30, 2001 compared to the same period in 2000, primarily due to depreciation related to newly developed and renovated properties, and capital expenditures, tenant improvements and leasing commissions placed in service subsequent to July 1, 2000.

Variances for Revenue from Rental Operations and Property Expenses

          The increase in revenue from rental operations and property expenses for the three months ended September 30, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000, two properties sold in the second quarter of 2001 and one property under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

          Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the five properties that were either sold or placed in service after July 1, 2000 or were under renovation for all or a portion of the period beginning after July 1, 2000 and for the 138 non-renovation/development properties we owned for all of the three month periods ended September 30, 2001 and 2000 (unaudited and in thousands, except for number of properties).

	Total Variance	Properties Sold, Placed in Service or Under Renovation after July 1, 2000(2)	Non-Renovation/Development Properties Owned for all of the Three Months Ended September 30, 2001 and 2000(1)
Revenue from Rental Operations:
Scheduled cash rents	$5,661	$1,659	$ 4,002
Straight-line rents	98	219	(121)
Tenant reimbursements	1,366	(319)	1,685
Parking, net of operations	956	265	691
Other rental operations	(1,281)	(17)	(1,264)

	$6,800	$1,807	$ 4,993

Property Expenses:
Repairs and maintenance	$ 224	$ 229	$ (5)
Utilities	944	81	863
Real estate taxes	451	273	178
Insurance	444	28	416
Ground rent	18	1	17
Administrative	419	129	290

	$2,500	$ 741	$ 1,759

Other Data:
Number of properties		5	138
Net rentable square feet		887	17,847

(1)	See analysis for these properties below.
(2)	Excludes two properties sold on September 28, 2001.

Same Properties

          Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 138 non-renovation/development properties we owned for the entire three month periods ended September 30, 2001 and 2000 (in thousands, except number of properties and percentages):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2001	2000
	(unaudited)
GAAP Basis:
Revenue from rental operations	$97,165	$92,172	$4,993	5.4%
Property expenses	30,102	28,343	1,759	6.2%

	$67,063	$63,829	$3,234	5.1%

Cash Basis (1):
Revenue from rental operations	$96,078	$90,964	$5,114	5.6%
Property expenses	30,102	28,343	1,759	6.2%

	$65,976	$62,621	$3,355	5.4%

Number of non-renovation/development properties	138	138
Average occupancy	93.8%	93.9%
Net rentable square feet	17,847	17,847

(1)	Excludes straight-line rent adjustments.

          Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $5.0 million, or 5.4%, during the three months ended September 30, 2001, compared to the same period in 2000. Approximately $3.9 million of this difference was related to higher rental revenue in 2001, of which $4.0 million was related to scheduled rents, partially offset by a $121,000 decrease in straight-line rents. The increase in scheduled rents is primarily attributable to increases in rental rates in 2001. Revenue from rental operations was also higher due to an approximate $1.7 million increase in tenant reimbursements, a $691,000 increase in parking income offset by a $1.3 million decrease in revenue from other rental operations. Tenant reimbursements were higher primarily due to higher operating expenses in 2001, as discussed below. Parking income increased in 2001 primarily due to increases in parking rates, while revenue from other rental operations decreased due to the timing of revenue from non-scheduled sources. Revenue from other rental operations includes after-hour utility billings, signage and lease termination settlements.

          Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended September 30, 2001, computed on a cash basis, increased by approximately $5.1 million or 5.6%.

          Property expenses for these properties increased by approximately $1.8 million, or 6.2%, during the three months ended September 30, 2001, compared to the same period in 2000, primarily due to an approximate $863,000 increase in utility expenses, a $178,000 increase in real estate taxes, a $416,000 increase in insurance expense and a $290,000 increase in administrative expenses in 2001. The increase in utility expenses was due primarily to rate increases in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties. Insurance expense increased due to increases in industry-wide insurance rates in 2001, while administrative expenses increased primarily due to higher personnel costs in 2001. As noted above, the increase in property expenses was the primary reason for the $1.7 million increase in tenant reimbursements.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000 (in thousands, except number of properties and percentages):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2001	2000
	(unaudited)
Revenue
Revenue from rental operations:
Scheduled cash rents	$257,873	$236,054	$21,819	9%
Straight-line rents	6,937	5,672	1,265	22
Tenant reimbursements	16,671	12,213	4,458	37
Parking, net of expenses	16,631	13,199	3,432	26
Other rental operations	13,820	14,427	(607)	4

	311,932	281,565	30,367	11
Interest and other income	2,331	2,573	(242)	9

Total revenue	$314,263	$284,138	30,125	11%

Expenses
Property operating expenses:
Repairs and maintenance	$ 27,128	$ 25,965	1,163	4%
Utilities	25,272	22,206	3,066	14
Real estate taxes	21,994	19,449	2,545	13
Insurance	4,211	3,140	1,071	34
Ground rent	1,624	1,016	608	60
Marketing and other	10,903	9,808	1,095	11

Total property operating expenses	91,132	81,584	9,548	12
General and administrative	7,279	5,184	2,095	40
Interest	63,058	56,967	6,091	11
Depreciation and amortization	74,176	63,952	10,224	16

Total expenses	$235,645	$207,687	$27,958	13%

Number of Properties:
Sold during period	(4)	—
Completed and placed in service during period	—	1
Owned at end of period	138	143

Net Rentable Square Feet:
Sold during period	(387)	—
Completed and placed in service during period	—	242
Owned at end of period	18,271	18,734

          General and administrative expenses increased approximately $2.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase was primarily related to higher personnel costs in 2001, including approximately $1.1 million in non-cash compensation expense from restricted stock awards granted to several key executives in July and December of 2000 and July of 2001 and approximately $467,000 in salaries for employees hired after January 1, 2000.

          Interest expense increased approximately $6.1 million or 11% during the nine months ended September 30, 2001, as compared to the same period in 2000. This increase was primarily due to higher outstanding balances in 2001, resulting from the funding of tenant improvements and leasing commission costs and development and renovation projects placed in service subsequent to January 1, 2000 which was partially offset by lower effective interest rates in 2001.

          Depreciation and amortization expense increased by approximately $10.2 million or 16% during the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to depreciation related to newly developed and renovated properties, capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2000.

          The increase in revenue from rental operations and property operating expenses for the nine months ended September 30, 2001 as compared to the same period in 2000 was partially due to a development property placed in service in the third quarter of 2000, a property sold in the fourth quarter of 2000, two properties sold in the second quarter of 2001 and three properties under renovation for all or a portion of the periods presented. Operating results for properties under renovation may significantly vary from period to period depending on the status of the renovation and occupancy levels maintained during the renovation.

          Following is a summary of the increase in revenue from rental operations and property operating expenses that relates to the seven properties we either sold or placed in service or were under renovation after January 1, 2000 and for the 136 non-renovation properties we owned for all of the nine month periods ended September 30, 2001 and 2000 (unaudited and in thousands, except for number of properties).

	Total Variance	Properties Sold, Placed in Service or Under Renovation after January 1, 2000(2)	Non-Renovation/Development Properties Owned for all of the Nine Months Ended September 30, 2001 and 2000(1)
Revenue from Rental Operations:
Scheduled cash rents	$21,818	$ 9,725	$12,093
Straight-line rents	1,266	1,321	(55)
Tenant reimbursements	4,458	(300)	4,758
Parking, net of operations	3,432	888	2,544
Other rental operations	(607)	1,181	(1,788)

	$30,367	$12,815	$17,552

Property Operating Expenses:
Repairs and maintenance	$ 1,163	$ 906	$ 257
Utilities	3,066	651	2,415
Real estate taxes	2,545	1,018	1,527
Insurance	1,071	113	958
Ground rent	608	384	224
Administrative	1,095	458	637

	$ 9,548	$ 3,530	$ 6,018

Other Data:
Number of properties		7	136
Net rentable square feet		1,216	17,518

(1)	See analysis for these properties below.
(2)	Excludes two properties sold on September 28, 2001.

Same Properties

          Following is a comparison of property operating data computed under the GAAP Basis and Cash Basis for the 136 non-renovation/development properties we owned for the entire nine month periods ended September 30, 2001 and 2000 (in thousands, except number of properties and percentages):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2001	2000
	(unaudited)
GAAP Basis:
Revenue from rental operations	$285,293	$267,741	$17,552	6.6%
Property operating expenses	84,224	78,206	6,018	7.7%

	$201,069	$189,535	$11,534	6.1%

Cash Basis(1):
Revenue from rental operations	$280,582	$262,975	$17,607	6.7%
Property operating expenses	84,224	78,206	6,018	7.7%

	$196,358	$184,769	$11,589	6.3%

Number of non-renovation/development properties	136	136
Average occupancy	94.5%	94.3%
Net rentable square feet	17,518	17,518

(1)	Excludes straight-line rent adjustments.

          Revenue from rental operations for these properties, computed on a GAAP basis, increased by approximately $17.6 million, or 6.6%, during the nine months ended September 30, 2001, compared to the same period in 2000. Approximately $12.0 million of this difference was related to higher rental revenue in 2001. The increase in rental revenue was primarily attributable to increases in rental rates in 2001. Revenue from rental operations was also higher due to an approximate $4.8 million increase in tenant reimbursements and an approximate $2.5 million increase in parking income offset by an approximate $1.8 million decrease in revenue from other rental operations. Tenant reimbursements increased primarily due to higher operating expenses in 2001, as discussed below. Parking income increased in 2001 primarily due to increases in parking rates, while revenue from other rental operations decreased due to the timing of revenues from non-scheduled sources. Revenue from other rental operations includes after-hour utility billings, signage and lease termination settlements.

          Straight-line rents for these properties in 2001 were approximately $55,000 less than in 2000.

          Property expenses for these properties increased by approximately $6.0 million, or 7.7%, during the nine months ended September 30, 2001, compared to the same period in 2000, primarily due to a $2.4 million increase in utility expenses, a $1.5 million increase in real estate taxes, a $958,000 increase in insurance expense and a $637,000 increase in administrative expenses in 2001. The increase in utility expenses was primarily due to rate increases in 2001. Real estate taxes increased in 2001 due to normal annual increases and final assessments on certain properties. Insurance expense increased due to increases in industry-wide insurance rates in 2001, while administrative expenses increased primarily due to higher personal costs in 2001. As noted above, the increase in operating expenses was the primary reason for the $4.8 million increase in tenant reimbursements.

Liquidity and Capital Resources

Cash Flows

          Cash provided by operating activities increased by approximately $3.6 million to $146.7 million for the nine months ended September 30, 2001, as compared to $143.2 million for the same period in 2000, primarily due to improved operating results for the 136 properties we owned for both nine month periods presented and from cash flows for four development/renovation properties placed in service subsequent to January 1, 2000. This increase was partially offset by the loss of operating cash flows on a property we sold in the fourth quarter of 2000 and two properties we sold in the second quarter of 2001.

          Cash used in investing activities decreased by approximately $80.0 million to $98.7 million for the nine months ended September 30, 2001 compared to $178.7 million for the same period in 2000. This decrease was primarily due to the completion of several of our development and renovation projects after September 30, 2000, which was partially offset by the proceeds from the sale of four properties in 2001.

          Cash from financing activities decreased by approximately $72.0 million to an outflow of $42.0 million for the nine months ended September 30, 2001, as compared to an inflow of $30.0 million for the same period in 2000. This decrease was primarily due to the timing of the issuance of $250 million in senior unsecured notes in March of 2000.

Available Borrowings, Cash Balance and Capital Resources

          We have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the greater of the Federal Funds rate plus 0.5% or Wells Fargo’s prime rate. This line of credit matures in April 2003. As of September 30, 2001, there was approximately $238.4 million outstanding on this line of credit and approximately $36.6 million was available for additional borrowings.

          We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of September 30, 2001, there was $75 million outstanding on this line of credit.

          We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2002. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of September 30, 2001, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

          On May 2, 2001, we sold an approximate 43,000 square foot office property located in Irvine, California for approximately $8.2 million. On that date, we also sold an approximate 213,000 square foot industrial property located in Ontario, California for approximately $11.0 million. On September 28, 2001, we sold an approximate 24,000 square foot office property located in Simi Valley, California for approximately $3.1 million. On that date, we also sold an approximate 107,000 square foot office property located in Riverside, California for approximately $4.9 million. The net proceeds from the May and September 2001 dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

          On June 27, 2001, Arden Realty and Arden Realty Limited Partnership filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, or SEC, providing for the issuance of up to

$400 million of debt securities by us and $257.2 million of Arden Realty’s $.01 par value common stock or $.01 par value preferred stock. The terms of these securities will be determined at the time of any debt or equity offering. This registration statement was declared effective by the SEC on July 24, 2001.

          On November 9, 2001, we completed a public offering of $150 million, 7.00% unsecured notes due 2007, from the shelf registration statement, with interest payable semi-annually on May 15 and November 15 of each year. We used the net proceeds to reduce the outstanding balance on one of our unsecured lines of credit.

          Following is a summary of scheduled principal payments for our total debt outstanding as of September 30, 2001 (in thousands):

Year	Amount
2001	$ 728
2002	77,618	(1)
2003	243,804	(2)
2004	182,218
2005	207,834
2006	15,220
2007	8,812
2008	230,305
2009	111,980
2010	150,565
Thereafter	6,921

Total	$1,236,005

(1)	Consists primarily of $75.0 million outstanding on our Lehman Brothers line of credit which has a one-year extension option.
(2)	Consists primarily of $238.4 million outstanding on our Wells Fargo line of credit.

          Following is certain other information related to our indebtedness as of September 30, 2001 (in thousands, except percentage data):

          Unsecured and Secured Debt:

	Balance	Percent	Weighted Average Interest Rate(1)
Unsecured Debt	$ 661,884	54%	6.98%
Secured Debt	574,121	46%	7.36%

Total Debt	$1,236,005	100%	7.15%

          Floating and Fixed Rate Debt:

	Balance	Percent	Weighted Average Interest Rate(1)
Floating Rate Debt	$ 313,350	25%	4.61%
Fixed Rate Debt	922,655	75%	8.02%

Total Debt	$1,236,005	100%	7.15%

(1)	Includes amortization of prepaid financing costs.

          Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Total interest incurred	$23,074	$23,476	$70,269	$66,660
Amount capitalized	(2,255)	(3,131)	(7,211)	(9,693)

Amount expensed	$20,819	$20,345	$63,058	$56,967

          As of September 30, 2001, we had $32.5 million in cash and cash equivalents, including $21.1 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $7.4 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

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

          We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities and proceeds from our lines of credit or proceeds from asset sales. We believe that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable our general partner to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-terms liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

Funds from Operations and Funds Available for Distribution

          The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month periods ended September 30, 2001 and 2000 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)
Funds From Operations:(1)
Net income	$25,618	$25,650	$82,087	$76,336
Depreciation and amortization of real estate assets	25,854	22,528	74,176	63,952
Gain on sale of properties	(24)	—	(3,575)	—
Income allocated to preferred units	(1,078)	(1,078)	(3,234)	(3,234)

Funds From Operations(2)	$50,370	$47,100	$149,454	$137,054

Funds Available for Distribution:(3)
Funds From Operations	$50,370	$47,100	$149,454	$137,054
Straight-line rent adjustment	(2,428)	(2,330)	(6,937)	(5,672)
Capital expenditure, tenant improvement and leasing commission reserve	(7,900)	(7,600)	(23,400)	(23,094)

Funds Available for Distribution	$40,042	$37,170	$119,117	$108,288

Weighted average shares and common units outstanding— Diluted	66,278	65,966	66,125	65,703

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

(2)
Includes non-cash compensation expense of $545,000 and $1.4 million for the three and nine months ended September 30, 2001, respectively, and $178,000 for the three and nine months ended September 30, 2000.

(3)	Funds available for distribution consists of funds from operations, excluding straight-line rent adjustments and less a reserve for capital expenditures, tenant improvements and leasing commissions.

Portfolio and Lease Information

          The following tables set forth certain information regarding our properties as of September 30, 2001.

PORTFOLIO SUMMARY

	Number of Properties					Approximate Net Rentable Square Feet					Net Operating Income
											For the Three Months Ended September 30, 2001		For the Nine Months Ended September 30, 2001
Location	Office	Industrial and Retail	Total		% of Total	Office	Industrial and Retail	Total		% of Total	Total	% of Total	Total	% of Total
						(in thousands)					(in thousands and unaudited)
Los Angeles County
West	28	1	29		21%	4,536	37	4,573		25%	$28,400	38%	$ 79,932	36%
North	32	—	32		23%	3,386	—	3,386		18%	11,627	16%	36,535	17%
South	16	—	16		12%	2,689	—	2,689		15%	8,563	12%	26,429	12%

Subtotal	76	1	77		56%	10,611	37	10,648		58%	48,590	66%	142,896	65%
Orange County	24	—	24		18%	3,709	—	3,709		20%	12,243	17%	38,423	17%
San Diego County	21	—	21		15%	2,487	—	2,487		14%	9,709	13%	27,903	13%
Ventura/Kern Counties	6	—	6		4%	778	—	778		4%	1,911	3%	6,501	3%
Riverside/San Bernardino Counties	7	3	10		7%	447	202	649		4%	1,362	1%	5,077	2%

Total	134	4	138	(1)	100%	18,032	239	18,271	(1)	100%	$73,815	100%	$220,800	100%

(1)	Including three office properties currently under development, our total portfolio consists of 141 properties and approximately 19.0 million net rentable square feet.

PORTFOLIO OCCUPANCY AND LEASING SUMMARY

	Percent Occupied			Percent Leased			Annualized Base Rent Per Leased Square Foot(1)
Location	Office	Industrial and Retail	Total	Office	Industrial and Retail	Total	Office	Industrial and Retail	Total	Full Service Gross Leases(2)
Los Angeles County:
West	94.2%	100.0%	94.3%	94.4%	100.0%	94.4%	$27.06	$24.60	$27.03	$27.06
North	88.4%	—	88.4%	89.2%	—	89.2%	20.89	—	20.89	21.78
South	93.1%	—	93.1%	93.1%	—	93.1%	18.17	—	18.17	19.34
Orange County	97.0%	—	97.0%	97.1%	—	97.1%	17.61	—	17.61	20.66
San Diego County	96.3%	—	96.3%	97.8%	—	97.8%	17.40	—	17.40	20.61
Ventura/Kern Counties	94.1%	—	94.1%	94.3%	—	94.3%	17.90	—	17.90	18.07
Riverside/San Bernardino Counties	89.6%	70.7%	83.7%	92.6%	70.7%	85.8%	17.98	13.26	16.77	18.68

Total/ Weighted Average	93.7%	75.2%	93.5%	94.2%	75.2%	94.0%	$20.65	$15.60	$20.60	$22.53

(1)
Based on monthly contractual base rent under existing leases as of September 30, 2001, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 43 properties and approximately 3.8 million square feet under triple net and modified gross leases.

LEASE EXPIRATIONS

As of September 30, 2001

		2001	2002	2003	2004	2005	2006 and Thereafter
Los Angeles County:
West	Expiring SF(1)	93,216	749,824	605,985	713,593	774,836	1,299,291
	% of Leased SF(2)	2.2%	17.4%	14.0%	16.5%	17.9%	30.1%
	Rent per SF(3)	$ 22.77	$ 22.88	$ 26.14	$ 26.85	$ 31.03	$ 34.53
North	Expiring SF(1)	72,994	413,624	510,035	664,266	464,888	864,365
	% of Leased SF(2)	2.4%	13.7%	16.9%	22.0%	15.4%	28.6%
	Rent per SF(3)	$ 22.74	$ 19.71	$ 21.65	$ 21.45	$ 22.23	$ 24.57
South	Expiring SF(1)	116,088	303,720	399,170	476,711	627,595	537,913
	% of Leased SF(2)	4.6%	12.1%	15.9%	19.0%	25.1%	21.5%
	Rent per SF(3)	$ 21.22	$ 18.43	$ 19.20	$ 20.44	$ 15.00	$ 21.85

Subtotal	Expiring SF(1)	282,298	1,467,168	1,515,190	1,854,570	1,867,319	2,701,569
	% of Leased SF(2)	2.9%	14.9%	15.4%	18.8%	19.0%	27.5%
	Rent per SF(3)	$ 22.12	$ 21.06	$ 22.80	$ 23.27	$ 23.45	$ 28.82

Orange County	Expiring SF(1)	77,332	589,262	705,411	632,411	435,875	1,101,703
	% of Leased SF(2)	2.1%	16.4%	19.6%	17.6%	12.1%	30.6%
	Rent per SF(3)	$ 15.94	$ 14.98	$ 18.21	$ 18.08	$ 21.64	$ 22.22

San Diego County	Expiring SF (1)	22,538	311,820	635,096	252,275	388,127	805,922
	% of Leased SF(2)	0.9%	12.8%	26.1%	10.4%	16.0%	33.1%
	Rent per SF(3)	$ 20.49	$ 18.20	$ 18.58	$ 18.41	$ 16.09	$ 22.46

All Others	Expiring SF(1)	50,043	163,779	167,595	372,976	138,769	387,847
	% of Leased SF(2)	3.9%	12.7%	13.0%	28.9%	10.7%	30.0%
	Rent per SF(3)	$ 17.33	$ 17.43	$ 18.49	$ 18.05	$ 19.85	$ 19.57

Total Portfolio	Expiring SF(1)	432,211	2,532,029	3,023,292	3,112,232	2,830,090	4,997,041
	% of Leased SF(2)	2.5%	14.8%	17.6%	18.1%	16.5%	29.1%
	Rent per SF(3)	$ 20.38	$ 19.06	$ 20.60	$ 21.19	$ 21.98	$ 25.62

(1)	Represents the square footage of expiring leases. For 2001, represents expirations from October 1, 2001 through December 31, 2001, not including month-to-month tenants.
(2)	Percentage of total rentable space expiring during the period.
(3)	Represents annualized ending cash rents of expiring leases.

LEASING ACTIVITY

For the Three and Nine Months Ended September 30, 2001

	Net Absorption (square feet)	Retention Rate(1)	Cash Rent Growth(2)	GAAP Rent Growth(3)	Weighted Average Lease Term (in months)	Tenant Improvements and Commissions (per square foot)
						New(4)	Renewal
Three Months Ended 9/30/01	(161,386)	72%	21%	29%	47	$14.42	$7.58

Nine Months Ended 9/30/01	(165,839)	74%	23%	31%	51	$14.28	$8.46

(1)	Percentage of leased square feet in which tenants were retained at lease expiration.
(2)	Represents the difference between initial market rents on new and renewal leases as compared to the expiring cash rents on the same space.
(3)	Represents estimated cash rent growth adjusted for straight-line rents.
(4)	Excludes all first generation space.

DEVELOPMENT SUMMARY

As of September 30, 2001

Property	Square Feet	Costs Incurred To Date	Estimated Total Cost(1)	Percent Leased at 10/30/01		Estimated Shell Completion Date	Estimated Stabilization Date(2)	Estimated Year 1 Stabilized Cash NOI(3)	Estimated Year 1 Annual Cash Yield	Estimated Year 1 Annual GAAP Yield(4)
		(in thousands)	(in thousands)					(in thousands)
Howard Hughes Center
Univision Building	159,000	$ 42,977	$ 51,700	100%		Complete	3rd Qtr 2001	$5,200	10.1%	11.9%
6080 Center Drive	283,000	68,578	74,100	76%	(5)	Complete	1st Qtr 2002	$8,400	11.3%	12.3%
6100 Center Drive	283,000	33,691	79,000	—		2nd Qtr 2002	2nd Qtr 2003	$8,850	11.2%	12.2%
Unallocated Acquisition Master Plan Costs(1)	—	15,370	19,800

Total Development Properties	725,000	$160,616	$224,600

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

(4)	We consider the Estimated Year 1 Annual GAAP Yield to be the property’s Stabilized Cash NOI adjusted for straight-line rents during its first year in service over the property’s estimated total costs.
(5)	As of October 30, 2001, 6080 Center Drive was 66% occupied and 76% leased.

          In addition to the properties above, we have preliminary architectural designs completed for additional build-to-suit buildings at the Howard Hughes Center totaling approximately 425,000 net rentable square feet of office space. Build-to-suit buildings consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit buildings at the Howard Hughes Center until development plans and budgets are finalized and build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.

          In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximate 170,000 square foot build-to-suit office building at our Long Beach Airport Business Park. We do not intend to commence construction on this project until a build-to-suit tenant lease is signed with terms allowing us to achieve yields commensurate with the project’s development risk.

          We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales and proceeds from our lines of credit.

Current Economic Climate

          Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. National and local economic trends may affect demand for our properties and our ability to collect amounts due from our tenants, including the following:

•	Many sectors of the national and California economy are reported to be experiencing slower growth, reduced earnings or increased losses.

•	Problems associated with deregulation of the electric industry in California have resulted in significantly higher costs in some areas of the state.

•
We believe uncertainty over the current national and California economic environment and the September 11th attack on the World Trade Center and Pentagon are causing tenants to take longer to commit to leasing transactions, resulting in a decrease in the occupancy of our portfolio from 94.3% occupied as of June 30, 2001 to 93.5% occupied as of September 30, 2001.

          The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors—Our operating performance and property values will be affected by changes in the economic climate in Southern California,” “—the financial condition and solvency of our tenants may reduce our cash flow,” and “—Rising energy costs and power outages in California may have an adverse effect on our operations and revenue” sections of our 2000 Annual Report on Form 10-K.

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

          Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2001, a 1% increase in interest rates on our $313.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.1 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $313.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.1 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of September 30, 2001 was 4.61%.

          Our fixed rate debt totaled $922.7 million as of September 30, 2001 with a weighted average interest rate of 8.02% and an unrealized loss of approximately $45.9 million for a total fair value of approximately $876.8 million. A 1% decrease in interest rates on our $922.7 million of fixed rate debt would decrease its fair value by approximately $40.6 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $922.7 million of fixed rate debt would increase its fair value by approximately $40.6 million and would not have an impact on annual future earnings and cash flows.

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

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings

          None

Item 2.    Changes in Securities

          `None

Item 3.    Defaults Upon Senior Securities

          None

Item 4.    Submission of Matters to a Vote of Securities Holders

          None

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

10.47*	Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership dated September 20th, 2001.

10.48
Form of Promissory Notes entered into on July 19, 2001, and September 28, 2001, between
     Arden Realty Limited Partnership and Richard Ziman, Victor Coleman, Andrew Sobel and Robert
     Peddicord, respectively.

21.1	Subsidiaries of Arden Realty Limited Partnership.

(*)	Incorporated by reference from Arden Realty, Inc.’s current report on Form 10-Q filed on November 13, 2001.

          (b)  Reports on Form 8-K

                  None

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY LIMITED PARTNERSHIP
By: Arden Realty, Inc
Its: General Partner
	By:	/s/ ANDREW J. SOBEL
Date: November 12, 2001
Andrew J. Sobel
Executive Vice President—Strategic Planning and Operations
Date: November 12, 2001	By:	/s/ DANIEL S. BOTHE

Daniel S. Bothe
Senior Vice President and Chief Financial Officer— Capital Markets
Date: November 12, 2001	By:	/s/ RICHARD S. DAVIS

Richard S. Davis
Senior Vice President,
Chief Financial Officer—Operations and Treasurer