Form 10-Q
period 2002-03-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2002-05-15
CIK 1111853

                                  [ARDEN LOGO]


================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

As of May 10, 2002 there were 66,243,677 shares of the registrant's common partnership units issued and outstanding.


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

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                      December 31, 2001...................................................3

                    Consolidated Statements of Income for the three months ended
                      March 31, 2002 and 2001 (unaudited).................................4

                    Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2002 and 2001 (unaudited).................................5

                    Notes to Consolidated Financial Statements............................6

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................9

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20

PART II.   OTHER INFORMATION.............................................................21

           SIGNATURES....................................................................22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ARDEN REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                 2002              2001
                                                                             -----------       ------------
                                                                             (unaudited)
ASSETS
Investment in real estate:
  Land ...................................................................   $   469,165       $   447,753
  Buildings and improvements .............................................     2,048,305         1,975,427
  Tenant improvements and leasing commissions ............................       275,531           251,201
                                                                             -----------       -----------
                                                                               2,793,001         2,674,381
  Less: accumulated depreciation and amortization ........................      (327,524)         (293,385)
                                                                             -----------       -----------
                                                                               2,465,477         2,380,996
  Properties under development ...........................................       142,648           133,012
  Properties held for disposition, net ...................................        15,812           108,972
                                                                             -----------       -----------
    Net investment in real estate ........................................     2,623,937         2,622,980

Cash and cash equivalents ................................................         7,012            37,041
Restricted cash ..........................................................        21,596            18,768
Rent and other receivables ...............................................         7,288             9,685
Due from general partner .................................................         2,537             2,258
Mortgage notes receivable, net of discount ...............................        13,321            13,495
Deferred rent ............................................................        40,546            38,989
Prepaid financing costs, expenses and other assets, net of amortization ..        19,259            20,485
                                                                             -----------       -----------
    Total assets .........................................................   $ 2,735,496       $ 2,763,701
                                                                             ===========       ===========

LIABILITIES
Mortgage loans payable ...................................................   $   572,731       $   573,452
Unsecured lines of credit ................................................       163,350           180,350
Unsecured senior notes, net of discount ..................................       497,776           497,681
Accounts payable and accrued expenses ....................................        40,958            43,002
Security deposits ........................................................        19,763            19,683
                                                                             -----------       -----------
    Total liabilities ....................................................     1,294,578         1,314,168

Minority interests .......................................................         2,848             2,866

PARTNERS' CAPITAL
Preferred partner, 2,000,000 Series B Cumulative Redeemable
  Preferred Units outstanding at March 31, 2002 and December 31, 2001 ....        50,000            50,000
General and limited partners, 66,154,110 and 65,936,810 common units
  outstanding at March 31, 2002 and December 31, 2001 ....................     1,401,142         1,405,800
Deferred compensation ....................................................       (13,072)           (9,133)
                                                                             -----------       -----------
    Total partners' capital ..............................................     1,438,070         1,446,667
                                                                             -----------       -----------
    Total liabilities and partners' capital ..............................   $ 2,735,496       $ 2,763,701
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

                        ARDEN REALTY LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH, 31,
                                                         -------------------------
                                                           2002            2001
                                                         ---------       ---------
        Revenue .....................................    $ 102,264       $ 103,121
        Property operating expenses .................       30,226          29,842
                                                         ---------       ---------
                                                            72,038          73,279
        General and administrative expenses .........        2,634           2,568
        Interest expense ............................       21,397          21,158
        Depreciation and amortization ...............       26,383          24,146
        Interest and other income ...................         (540)           (861)
                                                         ---------       ---------
        Income before gain and minority interest ....       22,164          26,268
        Gain on sale of property ....................        1,192              --
                                                         ---------       ---------
        Income before minority interest .............       23,356          26,268
        Minority interest ...........................          (29)            (50)
                                                         ---------       ---------
        Net income ..................................    $  23,327       $  26,218
                                                         =========       =========

        Net income allocated to:

            Preferred units .........................    $   1,078       $   1,078
                                                         =========       =========
            Common units ............................    $  22,249       $  25,140
                                                         =========       =========

        Net income per common unit:

            Basic ...................................    $    0.34       $    0.38
                                                         =========       =========
            Diluted .................................    $    0.33       $    0.38
                                                         =========       =========

        Weighted average common shares outstanding:

            Basic ...................................       66,006          65,821
                                                         =========       =========
            Diluted .................................       66,488          66,066
                                                         =========       =========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              -----------------------
                                                                                2002          2001
                                                                              --------       --------
OPERATING ACTIVITIES:

  Net income ..............................................................   $ 23,327       $ 26,218

  Adjustments to reconcile net income to net cash provided by operating activities:

    Minority interests ....................................................         29             50
    Depreciation and amortization .........................................     26,383         24,146
    Gain on sale of property ..............................................     (1,192)            --
    Amortization of loan costs ............................................        937            866
    Non-cash compensation expense .........................................        245            425

    Changes in operating assets and liabilities:

       Rent and other receivables .........................................      2,562         (3,244)
       Due from general partner ...........................................       (279)          (259)
       Deferred rent ......................................................     (1,596)        (1,792)
       Prepaid financing costs, expenses and other assets .................        (13)        (1,180)
       Accounts payable and accrued expenses ..............................     (2,094)         1,835
       Security deposits ..................................................         16            561
                                                                              --------       --------
  Net cash provided by operating activities ...............................     48,325         47,626
                                                                              --------       --------
INVESTING ACTIVITIES:

  Improvements to investment in real estate ...............................    (31,659)       (49,638)
  Proceeds from sale of property ..........................................      6,122             --
                                                                              --------       --------
  Net cash used in investing activities ...................................    (25,537)       (49,638)
                                                                              --------       --------
FINANCING ACTIVITIES:

  Repayments of mortgage loans ............................................       (721)          (687)
  Proceeds from unsecured lines of credit .................................     10,000         57,000
  Repayments of unsecured lines of credit .................................    (27,000)       (22,000)
  Increase in restricted cash .............................................     (2,828)          (932)
  Proceeds from issuance of common partnership units ......................      1,166             --
  Distributions to common partnership unit holders ........................    (32,309)       (30,607)
  Distributions to preferred operating partnership unit holders ...........     (1,078)        (1,078)
  Distributions to minority interests .....................................        (47)           (39)
                                                                              --------       --------
  Net cash (used in) provided by financing activities .....................    (52,817)         1,657
                                                                              --------       --------
  Net decrease in cash and cash equivalents ...............................    (30,029)          (355)
  Cash and cash equivalents at beginning of period ........................     37,041          5,432
                                                                              --------       --------
  Cash and cash equivalents at end of period ..............................   $  7,012       $  5,077
                                                                              ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest, net of amounts capitalized ..   $ 22,353       $ 24,744
                                                                              ========       ========

          See accompanying notes to consolidated financial statements.

                        ARDEN REALTY LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

    1. DESCRIPTION OF BUSINESS

        The terms "us," "we" and "our" as used in these financial statements refer to Arden Realty Limited Partnership. The term "Arden Realty" refers to Arden Realty, Inc.

    We own, manage, lease, develop, renovate and acquire commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of March 31, 2002, owned 97.3%, of our common partnership units, or common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries.

    Arden Realty conducts substantially all of its operations through us. As of March 31, 2002 our portfolio consisted of 132 primarily suburban office properties, consisting of 216 buildings with approximately 18.2 million net rentable square feet and two properties with approximately 566,000 square feet under development. As of March 31, 2002, our properties were 91% occupied.

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

    2. INTERIM FINANCIAL DATA

        The accompanying consolidated condensed financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

    3. NEW ACCOUNTING STANDARDS

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 on asset impairment supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to disposed of. We adopted Statement No. 144 on January 1, 2002 and its adoption did not have a significant impact on our consolidated financial statements.

    4. PROPERTY DISPOSITIONS

        On March 7, 2002, we sold an approximate 64,000 square foot office property located in Torrance, California for approximately $6.9 million. As part of this sale we recorded a gain of approximately $1.2 million.

        As of March 31, 2002, properties held for disposition consisted of two office properties representing approximately 139,000 rentable square feet. See footnote 9 for additional discussion on property sales.

    5. MORTGAGE LOANS PAYABLE, UNSECURED LINES OF CREDIT AND UNSECURED SENIOR NOTES

        A summary of our outstanding indebtedness as of March 31, 2002 and December 31, 2001 is as follows:

                                                                  STATED ANNUAL
                                      MARCH 31,                  INTEREST RATE AT                           NUMBER OF
                                        2002       DECEMBER 31,   MARCH 31, 2002           RATE            PROPERTIES
TYPE OF DEBT                         (UNAUDITED)       2001        (UNAUDITED)        FIXED/FLOATING      SECURING LOAN  MATURITY
------------                         -----------   -----------   ----------------     --------------      -------------  --------
                                          (IN THOUSANDS)
MORTGAGE LOANS PAYABLE:
Fixed Rate
Mortgage Financing I(1) .........    $  175,000     $  175,000         7.52%              Fixed                   18       6/04
Mortgage Financing III(2) .......       136,100        136,100         6.74%              Fixed                   22       4/08
Mortgage Financing IV(2) ........       111,200        111,200         6.61%              Fixed                   12       4/08
Mortgage Financing V(3) .........       109,716        110,253         6.94%              Fixed                   12       4/09
Mortgage Financing VI(3) ........        21,992         22,036         7.54%              Fixed                    3       4/09
Activity Business Center(3) .....         7,699          7,737         8.85%              Fixed                    1       5/06
145 South Fairfax(3) ............         3,978          3,987         8.93%              Fixed                    1       1/27
Marin Corporate Center(3) .......         2,928          2,966         9.00%              Fixed                    1       7/15
Conejo Business Center(3) .......         2,874          2,911         8.75%              Fixed              (Note 4)      7/15
Conejo Business Center(3) .......         1,244          1,262         7.88%              Fixed              (Note 4)      7/15
                                     ----------     ----------
                                        572,731        573,452

UNSECURED LINES OF CREDIT:
Floating Rate
Wells Fargo-$275 mm(1) ..........        88,350        105,350         3.09%      LIBOR + 1.15% (Note 5)          --       4/03
Lehman Brothers-$75 mm(1),(6) ...        75,000         75,000         3.18%      LIBOR + 1.30%                   --       7/02
City National Bank-$10 mm(1) ....            --             --         5.88%      Prime Rate - 0.875%             --       8/02
                                     ----------     ----------
                                        163,350        180,350

UNSECURED SENIOR NOTES:
Fixed Rate
2005 Notes(7) ...................       199,693        199,667         8.88%              Fixed                   --       3/05
2010 Notes(7) ...................        49,673         49,663         9.15%              Fixed                   --       3/10
2010 Notes(7) ...................        99,282         99,262         8.50%              Fixed                   --       11/10
2007 Notes(7) ...................       149,128        149,089         7.00%              Fixed                   --       11/07
                                     ----------     ----------
                                        497,776        497,681
                                     ----------     ----------
  Total Debt ....................    $1,233,857     $1,251,483
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

6. PARTNERS' CAPITAL

        On January 1, 2002, we extended the vesting period of a total of 477,600 unvested restricted stock awards granted to several key executive officers in 2000 and 2001, from their initial four-year and five-year vesting periods to a ten-year vesting period from their initial grant date.

        On February 28, 2002 we issued a total of 182,500 restricted stock awards to several key executive officers. Holders of these shares have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. Of the 182,500 restricted shares awarded, 15,500 shares vest equally over three years and 167,000 shares vest equally over ten years. We recorded a deferred compensation charge of approximately $4.7 million, based on the market value of these shares on the date of award and will amortize the compensation charge to expense on a straight-line basis over the respective vesting periods.

        On January 23, 2002, we made a distribution of $0.49 per common unit. In addition, on March 31, 2002, we made a distribution of approximately $1.1 million to our preferred unit holders.

7. REVENUE FROM RENTAL OPERATIONS AND PROPERTY EXPENSES

        Revenue from rental operations and property expenses are summarized as follows (in thousands):

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                   ------------------------
                                                     2002            2001
                                                   --------        --------
                                                         (unaudited)
     Revenue from Rental Operations:
       Scheduled cash rents......................  $ 87,336        $ 85,106
       Straight-line rents.......................     1,650           2,361
       Tenant reimbursements.....................     6,950           5,550
       Parking, net of expenses .................     5,150           5,305
       Other rental operations...................     1,178           4,799
                                                   --------        --------
                                                    102,264         103,121
                                                   --------        --------

     Property Expenses:
       Repairs and maintenance...................     9,445           9,008
       Utilities.................................     7,848           7,392
       Real estate taxes.........................     7,378           7,414
       Insurance.................................     1,660           1,216
       Ground rent...............................        68           1,151
       Administrative............................     3,827           3,661
                                                   --------        --------
                                                     30,226          29,842
                                                   --------        --------
                                                   $ 72,038        $ 73,279
                                                   ========        ========

8. RELATED PARTY TRANSACTIONS

        In February 2002, two officers with promissory notes to us totaling approximately $125,000, repaid their notes in full, including accrued interest.

        In March 2002, Mr. Andrew Sobel, our Executive Vice President - Strategic Planning and Operations, replaced a note due to us in the amount of $194,936 bearing interest at 6.56% per annum that matured in February of 2002 with a new note for the same principal amount bearing interest at LIBOR + 1.10% per annum and maturing in March 2007.

9. SUBSEQUENT EVENTS

        On April 16, 2002, we completed the sale of an approximate 60,000 square foot office property located in Westlake, California for approximately $8.3 million. On May 1, 2002, we also completed the sale of an approximate 80,000 square foot office property located in Canoga Park, California for approximately $8.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and related notes thereto included in our 2001 Annual Report on Form 10-K.

        We are a full-service real estate organization that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 10 senior executive officers who have experience in the real estate industry ranging from 10 to 33 years and who collectively have an average of 19 years experience. We perform all property and development management, accounting, finance and acquisition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

        As of March 31, 2002, Arden Realty was Southern California's largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 132 primarily suburban office properties, consisting of 216 buildings with approximately 18.2 million net rentable square feet and two properties with approximately 566,000 net rentable square feet under development. As of March 31, 2002, our properties were approximately 91% occupied.

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

RESULTS OF OPERATIONS

        Our financial position and operating results are primarily comprised of our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

        Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001 (in thousands, except number of properties and percentages):

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                            -----------------------           DOLLAR        PERCENT
                                              2002           2001             CHANGE        CHANGE
                                            --------       --------           -------       -------
                                                 (unaudited)
REVENUE
  Revenue from rental operations:
   Schedule cash rents.................     $ 87,336       $ 85,106           $ 2,230           3%
   Straight-line rents.................        1,650          2,361              (711)        (30)
   Tenant reimbursements...............        6,950          5,550             1,400          25
   Parking, net of expense.............        5,150          5,305              (155)         (3)
   Other rental operations.............        1,178          4,799            (3,621)        (75)
                                            --------       --------           -------         ---
     Total.............................      102,264        103,121              (857)         (1)
  Interest and other income............          540            861              (321)        (37)
                                            --------       --------           -------         ---
     Total revenue.....................     $102,804       $103,982           $(1,178)         (1)%
                                            --------       --------           -------         ---

EXPENSES
  Property expenses:
   Repairs and maintenance.............     $  9,445       $  9,008               437           5%
   Utilities...........................        7,848          7,392               456           6
   Real estate taxes...................        7,378          7,414               (36)         (1)
   Insurance...........................        1,660          1,216               444          37
   Ground rent.........................           68          1,151            (1,083)        (94)
   Administrative......................        3,827          3,661               166           5
                                            --------       --------           -------         ---
     Total property expenses...........       30,226         29,842               384           1%

  General and administrative...........        2,634          2,568                66           3%
  Interest.............................       21,397         21,158               239           1
  Depreciation and amortization........       26,383         24,146             2,237           9
                                            --------       --------           -------         ---
     Total expenses....................     $ 80,640       $ 77,714           $ 2,926           4%
                                            ========       ========           =======         ===

OTHER DATA:
  Number of properties:
        Disposed of during period......           (1)            --
        Owned at end of period.........          132            142
  Net rentable square feet:
        Disposed of during period......          (64)            --
        Owned at end of period.........       18,183         18,658

        Variances from rental operations and property expenses are discussed below.

        Interest and other income decreased by approximately $321,000 for the three months ended March 31, 2002 as compared to the same period in 2001, primarily due to lower effective interest rates in 2002 on investment of our restricted cash balances required by mortgage loans.

        General and administrative expenses as a percentage of total revenues were approximately 2.6% for the three months ended March 31, 2002, as compared to approximately 2.5% for the same period in 2001.

        Interest expense increased approximately $239,000, or 1%, during the three months ended March 31, 2002, as compared to the same period in 2001. This increase was primarily due to lower interest capitalized during 2002 resulting from less properties under development in 2002, which was partially offset by lower effective interest rates in 2002.

        Depreciation and amortization expense increased by approximately $2.2 million or 9% during the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to depreciation related to a property placed in service in the fourth quarter of 2001 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to March 31, 2001.

VARIANCES FOR REVENUE FROM RENTAL OPERATIONS AND PROPERTY EXPENSES

        The decrease in revenue from rental operations and property expenses for the three months ended March 31, 2002 as compared to the same period in 2001 was primarily due to a 2.9% reduction in the average occupancy and the timing of lease termination settlements and other non-recurring items in 2002 in our portfolio of 131 properties that we owned for all of the three month periods ended March 31, 2001 and 2002.

        Following is a summary of the decrease in revenue from rental operations and property operating expenses that relates to the twelve properties that were either sold or placed in service after March 31, 2001 and for the 131 non-development properties we owned for all of the three month periods ended March 31, 2001 and 2002 (unaudited and in thousands, except for number of properties).

                                                                                 NON-DEVELOPMENT
                                                       PROPERTIES SOLD OR          PROPERTIES
                                                        PLACED IN SERVICE     OWNED FOR ALL OF THE
                                           TOTAL         AFTER MARCH 31,        THREE MONTHS ENDED
                                          VARIANCE            2001           MARCH 31, 2002 AND 2001(1)
                                          --------     ------------------    --------------------------
REVENUE FROM RENTAL OPERATIONS:
  Scheduled cash rents..............      $ 2,230            $ 1,387                  $   843
  Straight-line rents...............         (711)               485                   (1,196)
  Tenant reimbursements.............        1,400                (60)                   1,460
  Parking, net of operations........         (155)               113                     (268)
  Other rental operations...........       (3,621)              (735)                  (2,886)
                                          -------            -------                  -------
                                          $  (857)           $ 1,190                  $(2,047)
                                          =======            =======                  =======

PROPERTY EXPENSES:
  Repairs and maintenance...........      $   437            $   215                  $   222
  Utilities.........................          456                 29                      427
  Real estate taxes.................          (36)                88                     (124)
  Insurance.........................          444                 (2)                     446
  Ground rent.......................       (1,083)                --                   (1,083)
  Administrative....................          166                (73)                     239
                                          -------            -------                  -------
                                          $   384            $   257                  $   127
                                          =======            =======                  =======

OTHER DATA:
  Number of properties..............                              12                      131
  Net rentable square feet..........                             799                   18,021

----------

(1)  See analysis for these properties below.

SAME PROPERTIES

        Following is a comparison of property operating data computed under the GAAP basis and cash basis of accounting for the 131 non-development properties we owned for the entire three month periods ended March 31, 2002 and 2001 (in thousands, except number of properties and percentages):

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------       DOLLAR        PERCENT
                                                 2002           2001         CHANGE        CHANGE
                                               --------       --------       -------      --------
                                                      (unaudited)
GAAP BASIS:
Revenue from rental operations............     $ 98,640       $100,687       $(2,047)        (2.0%)
Property expenses.........................       29,352         29,225           127          0.4%
                                               --------       --------       -------      --------
                                               $ 69,288       $ 71,462       $(2,174)        (3.0%)
                                               ========       ========       =======      ========

CASH BASIS(1):

Revenue from rental operations............     $ 97,492       $ 98,343       $  (851)        (0.9%)
Property expenses.........................       29,352         29,225           127          0.4%
                                               --------       --------       -------      --------
                                               $ 68,140       $ 69,118       $  (978)        (1.4%)
                                               ========       ========       =======      ========

Number of non-renovation/development
  properties..............................          131            131
Average occupancy.........................        91.5%          94.4%
Net rentable square feet..................       18,021         18,021

----------

(1)  Excludes straight-line rent adjustments.

        Revenue from rental operations for these properties, computed on a GAAP basis, decreased by approximately $2.0 million, or 2.0%, during the first quarter of 2002 as compared to the same period in 2001. Approximately $353,000 of this decrease was related to lower rental revenue in 2002 primarily attributable to a decrease in average occupancy in 2002 that was partially offset by scheduled rent increases in 2002. Revenue from rental operations was also lower due to an approximate $268,000 decrease in parking income and an approximate $2.9 million decrease in revenue from other rental operations which were partially offset by an approximate $1.5 million increase in tenant reimbursements. Parking income decreased primarily due to decreases in occupancy, while revenue from other rental operations decreased primarily due to lower lease termination settlements and other non-recurring items in 2002. Tenant reimbursements increased in 2002 primarily due to recovery billings for higher property expenses in 2002 as discussed below and for 2001 reconciliation billings.

        Excluding only the straight-line rent adjustment for these properties, revenue from rental operations for the three months ended March 31, 2002, computed on a cash basis, decreased by approximately $851,000 or 0.9% primarily due to the decreased in average occupancy.

        Property expenses for these properties increased by approximately $127,000, or 0.4%, during the three months ended March 31, 2002, compared to the same period in 2001, primarily due to an approximate $427,000 increase in utility expenses, a, $446,000 increase in insurance expense and a $239,000 increase in administrative expenses in 2002 which were partially offset by an approximate $1.1 million decrease in ground rent expense. The increase in utility expenses was due primarily to rate increases that went into effect after April 1, 2001. Insurance expense increased due to increases in industry-wide insurance rates in 2002, while administrative expenses increased primarily due to higher personnel costs in 2002. As noted above, the increase in property expenses was the primary reason for the $1.5 million increase in tenant reimbursements. The decrease in ground rent expense was due to lower operating income from one of our properties with a participating ground lease.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        Cash provided by operating activities increased by approximately $700,000 to $48.3 million for the three months ended March 31, 2002, as compared to $47.6 million for the same period in 2001, primarily due to a reduction in tenant receivables in 2002 as a result of our collection efforts and from cash flows for a development property placed in service in the fourth quarter of 2001. This increase was partially offset by the loss of operating cash flows on ten properties sold in 2001 and one property we sold in the first quarter of 2002.

        Cash used in investing activities decreased by approximately $24.1 million to $25.5 million for the three months ended March 31, 2002 compared to $49.6 million for the same period in 2001. This decrease was primarily due to the decrease in construction activity in 2002 as a result of our completion of a development project in the fourth quarter of 2001. In addition, in the first quarter of 2002 we recorded $6.1 million in proceeds from the sale of a property.

        Cash from financing activities decreased by approximately $54.5 million to an outflow of $52.8 million for the three months ended March 31, 2002, as compared to an inflow of $1.7 million for the same period in 2001. This decrease was primarily due to the timing of borrowings and paydowns on our unsecured lines of credit.

AVAILABLE BORROWINGS, CASH BALANCE AND CAPITAL RESOURCES

        We have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $275 million with an option to increase the amount to $325 million and bears interest at a rate ranging between LIBOR plus 1.15% and LIBOR plus 1.80% (including an annual facility fee ranging from .20% to .40% based on the aggregate amount of the facility), depending on our unsecured debt rating. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders on this line of credit may bid on the interest rate to be charged for up to $137.5 million of the unsecured line of credit. Under certain circumstances, we also have the option to convert the interest rate on this line of credit to the greater of the Federal Funds rate plus 0.5% or Wells Fargo's prime rate. This line of credit matures in April 2003. As of March 31, 2002, there was approximately $88.4 million outstanding on this line of credit and approximately $186.6 million was available for additional borrowings.

        We also have a $75 million unsecured line of credit with Lehman Brothers. Borrowings on this line of credit bear interest at a rate ranging between LIBOR plus 1.05% and LIBOR plus 1.70%, depending on our unsecured debt rating. We also have the option to convert the interest rate to the prime rate plus 0.5%. This line of credit matures in July 2002 with an option to extend the maturity date for one year. As of March 31, 2002, there was $75 million outstanding on this line of credit.

        We also have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2002. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 2002, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

        On March 7, 2002, we sold an approximate 64,000 square foot office property located in Torrance, California for approximately $6.9 million. On April 16, 2002, we sold an approximate 60,000 square foot office building located in Westlake, California for approximately $8.3 million. On May 1, 2002 we also completed the sale of an approximate 80,000 square foot office property located in Canoga Park, California for approximately $8.4 million. The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

        Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2002 (in thousands):

  YEAR                                                          AMOUNT
  ----                                                        ----------
  2002......................................................      76,952(1)
  2003......................................................      93,648(2)
  2004......................................................     182,062
  2005......................................................     207,678
  2006......................................................      15,063
  2007......................................................     158,681
  2008......................................................     230,305
  2009......................................................     111,980
  2010......................................................     150,565
  2011......................................................         710
  Thereafter................................................       6,213
                                                              ----------
    Total...................................................  $1,233,857
                                                              ==========

----------

(1) Consists primarily of $75 million outstanding on our Lehman Brothers line of credit which has a one-year extension option.

(2) Consists primarily of $88.4 million outstanding on our Wells Fargo line of credit.

        Following is certain other information related to our indebtedness as of March 31, 2002 (in thousands, except percentage data):

        UNSECURED AND SECURED DEBT:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      INTEREST
                                         BALANCE         PERCENT       RATE(1)
                                        ----------       -------      --------
        Unsecured Debt................  $  661,126          54%         7.45%
        Secured Debt..................     572,731          46%         7.36%
                                        ----------         ---          ----
        Total Debt....................  $1,233,857         100%         7.41%
                                        ==========         ===          ====

        FLOATING AND FIXED RATE DEBT:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      INTEREST
                                         BALANCE         PERCENT       RATE(1)
                                        ----------       -------      --------
        Floating Rate Debt............  $  163,350          13%         4.15%
        Fixed Rate Debt...............   1,070,507          87%         7.91%
                                        ----------         ---          ----
        Total Debt....................  $1,233,857         100%         7.41%
                                        ==========         ===          ====

----------

(1)  Includes amortization of prepaid financing costs.

        Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

                                          FOR THE THREE MONTHS ENDED
                                                   MARCH 31,
                                         ----------------------------
                                          2002                 2001
                                         -------              -------
        Total interest incurred......    $22,984             $ 23,746
        Amount capitalized...........     (1,587)              (2,588)
                                         -------              -------
        Amount expensed..............    $21,397              $21,158
                                         =======              =======

        As of March 31, 2002, we had $28.6 million in cash and cash equivalents, including $21.6 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $7.9 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

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

        We expect to meet our long-term liquidity and capital requirements such as scheduled principal repayments, development costs, property acquisitions, if any, and other non-recurring capital expenditures through net cash provided by operations, refinancing of existing indebtedness and/or the issuance of long-term debt and equity securities.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

        The following table reflects the calculation of our funds from operations and our funds available for distribution for the three-month periods ended March 31, 2002 and 2001 (in thousands):

                                                               FOR THE
                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                         2002            2001
                                                        -------         -------
           FUNDS FROM OPERATIONS:(1)                          (unaudited)

             Net income.............................    $23,327         $26,218
             Depreciation and amortization of real
               estate assets........................     26,383          24,146
             Gain on sale of property...............     (1,192)             --
             Income allocated to Preferred Units....     (1,078)         (1,078)
                                                        -------         -------
           Funds From Operations(2).................    $47,440         $49,286
                                                        =======         =======

           FUNDS AVAILABLE FOR DISTRIBUTION:(3)

             Funds From Operations.................     $47,440         $49,286
             Amortization of prepaid financing costs        937             866
             Non-cash compensation expense.........         245             425
             Straight-line rent adjustment.........      (1,650)         (2,361)
             Capital expenditure, tenant improvement
               and leasing commission reserve......      (8,700)         (7,700)
                                                        -------         -------
           Funds Available for Distribution........     $38,272         $40,516
                                                        =======         =======
           Weighted average shares and common
               units outstanding - Diluted.........      66,488          66,066
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

(2) Includes non-cash compensation expense of $245,000 for the three months ended March 31, 2002, and $425,000 for three months ended March 31, 2001.

(3) Funds available for distribution consists of funds from operations excluding non-cash compensation expense, amortization of prepaid financing costs, straight-line rents and less a reserve for capital expenditures, tenant improvements and leasing commissions.

PORTFOLIO AND LEASE INFORMATION

        The following tables set forth certain information regarding our properties as of March 31, 2002.

                                PORTFOLIO SUMMARY

                                                                                                               NET OPERATING INCOME
                                                                                                                     FOR THE
                                                                              APPROXIMATE NET                   THREE MONTHS ENDED
 LOCATION                          NUMBER OF PROPERTIES                     RENTABLE SQUARE FEET                  MARCH 31, 2002
---------                  ---------------------------------    -------------------------------------------    --------------------
                                                                                                                   (unaudited)
                                  Industrial                                Industrial
                                    and                % of                    and                    % of                  % of
                           Office  Retail    Total     Total      Office     Retail        Total      Total     Total       Total
                           ------  ------    -----     -----    ----------  ----------   ----------   -----    -------      -----
                                                                                          (000's)
Los Angeles County:
 West                        29       1        30        23%     4,697,608    36,959      4,734,567     26%    $27,979        39%
 North                       31       -        31        24%     3,372,850        --      3,372,850     19%     12,530        17%
 South                       15       -        15        11%     2,625,031        --      2,625,031     14%      7,624        11%
                            ---      --       ---       ---     ----------   -------     ----------    ---     -------       ---
  SUBTOTAL                   75       1        76        58%    10,695,489    36,959     10,732,448     59%     48,133        67%


Orange County                24       -        24        18%     3,708,926        --      3,708,926     20%     12,480        16%
San Diego County             21       -        21        16%     2,486,777        --      2,486,777     14%      7,738        11%
Ventura/Kern Counties         6       -         6         4%       778,363        --        778,363      4%      2,571         4%
Riverside/San
 Bernardino Counties          4       1         5         4%       342,980   133,481        476,461      3%      1,116         2%
                            ---      --       ---       ---     ----------   -------     ----------    ---     -------       ---
    TOTAL                   130       2       132(1)    100%    18,012,535   170,440     18,182,975    100%    $72,038       100%
                            ===      ==       ===       ===     ==========   =======     ==========    ===     =======       ===

----------

(1) Including two properties currently under development, our total portfolio consists of 134 properties and approximately 18.7 million rentable square feet.


                     PORTFOLIO OCCUPANCY AND LEASING SUMMARY

                                                                                                   ANNUALIZED BASE RENT
 LOCATION                      PERCENT OCCUPIED                  PERCENT LEASED                  PER LEASED SQUARE FOOT(1)
 ---------------------   ----------------------------     ----------------------------     ------------------------------------
                                                                                                                          Full
                                  Industrial                       Industrial                      Industrial            Service
                                     and                              and                             and                 Gross
                         Office     Retail      Total     Office     Retail      Total     Office    Retail     Total   Leases(2)
                         ------   ----------   ------     ------   ----------   ------     ------  ----------  ------   ---------
Los Angeles County:
  West                     92.4%     100.0%      92.4%      92.7%     100.0%      92.7%    $27.32    $24.60    $27.30    $27.40
  North                    88.7%        --       88.7%      89.1%        --       89.1%     20.88        --     20.88     21.77
  South                    87.7%        --       87.7%      88.3%        --       88.3%     18.29        --     18.29     19.57
Orange County              93.9%        --       93.9%      94.0%        --       94.0%     17.81        --     17.81     20.97
San Diego County           89.7%        --       89.7%      89.8%        --       89.8%     17.64        --     17.64     20.83
Ventura/Kern Counties      93.4%        --       93.4%      95.1%        --       95.1%     18.16        --     18.16     18.38
Riverside/San
  Bernardino Counties      92.1%      86.5%      90.6%      93.9%      86.5%      91.9%     18.12     11.63     16.41     18.80
                           ----      -----       ----       ----      -----       ----     ------    ------    ------    ------
   TOTAL/ WEIGHTED
       AVERAGE             91.0%      89.4%      91.0%      91.4%      89.4%      91.4%    $20.95    $14.78    $20.90    $22.82
                           ====      =====       ====       ====      =====       ====     ======    ======    ======    ======

--------------
(1) Based on monthly contractual base rent under existing leases as of March 31, 2002, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2) Excludes 39 properties with approximately 3.9 million square feet under triple net and modified gross leases.

                                LEASE EXPIRATIONS

                              As of March 31, 2002

                                                                                                                          2007 AND
                                                 2002            2003         2004           2005           2006         THEREAFTER
                                               ---------       ---------    ---------      ---------      ---------      ----------
Los Angeles County:

     West               Expiring SF(1)           458,958         589,384      758,270        758,266        389,926      1,310,079
                        % of Leased SF(2)            2.8%            3.6%         4.6%           4.6%           2.4%           7.9%
                        Rent per SF(3)            $22.95          $26.45       $27.20         $30.27         $30.44         $35.30

     North              Expiring SF(1)           275,328         505,988      671,051        438,248        354,476        699,483
                        % of Leased SF(2)            1.7%            3.0%         4.0%           2.6%           2.1%           4.2%
                        Rent per SF(3)            $19.30          $21.61       $21.58         $22.41         $24.51         $23.70

     South              Expiring SF(1)           256,906         306,874      443,172        628,807        248,456        424,023
                        % of Leased SF(2)            1.5%            1.8%         2.7%           3.8%           1.5%           2.6%
                        Rent per SF(3)            $17.87          $19,57       $20.72         $15.09         $22.81         $22.48
                                               ---------       ---------    ---------      ---------      ---------      ---------

       Subtotal         Expiring SF(1)           991,192       1,402,246    1,872,493      1,825,321        992,858      2,433,585
                        % of Leased SF(2)            6.0%            8.4%        11.3%          11.0%           6.0%          14.7%
                        Rent per SF(3)            $20.62          $23.20       $23.65         $23.15         $26.41         $29,73

  Orange County         Expiring SF(1)           498,977         700,054      662,202        463,767        647,125        480,573
                        % of Leased SF(2)            3.0%            4.2%         3.9%           2.8%           3.9%           2.9%
                        Rent per SF(3)            $14.11          $18.17       $17.87         $21.68         $20.61         $24.36

  San Diego County      Expiring SF(1)           167,170         605,839      264,110        384,290        144,929        618,501
                        % of Leased SF(2)            1.0%            3.7%         1.6%           2.3%           0.9%           3.7%
                        Rent per SF(3)            $19.30          $18.45       $18.76         $15.66         $26.54         $22.05

  All Others            Expiring SF(1)            87,630         154,624      346,906        143,554        235,112        198,400
                        % of Leased SF(2)            0.5%            0.9%         2.1%           0.9%           1.4%           1.2%
                        Rent per SF(3)            $17.90          $19.32       $18.36         $19.69         $19.08         $17.90
                                               ---------       ---------    ---------      ---------      ---------      ---------

     Total Portfolio    Expiring SF(1)         1,744,969       2,862,763    3,145,711      2,816,932      2,020,024      3,731,059
                                               =========       =========    =========      =========      =========      =========
                        % of Leased SF(2)           10.5%           17.2%        18.9%          17.0%          12.2%          22.5%
                                               =========       =========    =========      =========      =========      =========
                        Rent per SF(3)            $18.50          $20.75       $21.44         $21.71         $23.71         $27.14
                                               =========       =========    =========      =========      =========      =========

--------------
(1) Represents the net rentable square footage of expiring leases. For 2002, represents expirations from April 1, 2002 through December 31, 2002, not including month-to-month tenants.

(2)  Percentage of total net rentable square footage expiring during the period.

(3)  Represents annualized ending cash rents of expiring leases.

DEVELOPMENT SUMMARY

                              As of March 31, 2002


                                                    COSTS                         PERCENT
                                                  INCURRED         ESTIMATED       LEASED
                                     SQUARE        TO DATE       TOTAL COST(1)       AT
PROPERTY                              FEET      (IN THOUSANDS)  (IN THOUSANDS)     5/7/02
--------                            -------     --------------  --------------    -------
HOWARD HUGHES CENTER:
  6080 CENTER DRIVE                 283,000        $ 72,599        $ 77,100        85%(5)
  6100 CENTER DRIVE                 283,000          53,255          81,500        --
  UNALLOCATED ACQUISITION
  AND MASTER PLAN COSTS(1)               --          16,794          19,800
                                    -------        --------        --------
         TOTAL DEVELOPMENT
           PROPERTIES               566,000        $142,648        $178,400
                                    =======        ========        ========



                                      ESTIMATED                      ESTIMATED
 ESTIMATED                              YEAR 1                        YEAR 1
   SHELL             ESTIMATED        STABILIZED      ESTIMATED        ANNUAL
COMPLETION         STABILIZATION       CASH NOI(3)   YEAR 1 ANNUAL     GAAP
    DATE               DATE(2)       (IN THOUSANDS)    CASH YIELD    YIELD(4)
------------       -------------     --------------  -------------   ---------

Complete            3rd Qtr 2002        $  8,200          10.6%        11.8%
2nd Qtr 2002        2nd Qtr 2003        $  7,500           9.2%        10.2%


--------------

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

(5)  As of May 7, 2002, 6080 Center Drive was 69% occupied and 85% leased.

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

CURRENT ECONOMIC CLIMATE

        Our short and long-term liquidity is significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing these downward pressures due to several factors as follows:

        - Occupancy and rental rates have compressed in recent months due to the state of the local economy;

        - Larger tenants are taking a longer amount of time to make their leasing decisions reflecting the uncertainty in the economy;

        - Some tenants are under-utilizing their existing space and can therefore expand internally before they will need new space;

        - Sublease space, although stabilizing, stands at about 3% of total inventory throughout Southern California; and

        - Over-building in some sub-markets has pushed vacancy rates in those sub-markets to very high levels.

        These factors have contributed to a decrease in the occupancy of our portfolio from 92.2% as of December 31, 2001 to 91.0% as of March 31, 2002. Furthermore, problems associated with deregulation of the electric industry in California have also resulted in significantly higher utility costs in some areas of the state.

        The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see "Risk Factors - Further declines in the economic activity of Southern California will adversely affect our operating results," "- The financial condition and solvency of our tenants may reduce our cash flow," and "- Rising energy costs and power outages in California may have an adverse effect on our operations and revenue" sections of our 2001 annual report on Form 10-K.

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

        Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2002, a 1% increase in interest rates on our $163.4 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.6 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $163.4 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.6 million and would not have an impact on the fair value of the floating rate debt. A 1% increase or decrease in interest rates on our secured notes receivable would not have a material impact on annual future earnings, cash flows and the fair value of the secured notes receivable. The weighted average interest rate on our floating debt as of March 31, 2002 was 4.15%.

        Our fixed rate debt totaled $1,070.5 million as of March 31, 2002 with a weighted average interest rate of 7.91% and a total fair value of approximately $1,081.8 million. A 1% decrease in interest rates on our fixed rate debt would increase its fair value by approximately $46.5 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates in our $1,070.5 million of fixed rate debt would decrease its fair value by approximately $44.1 million and would not have an impact of annual future earnings and cash flows.

        These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of this magnitude, we would consider taking actions to further mitigate our exposure to the change. Due to the uncertainty of the specific actions that would be taken and their possible effects, however, this sensitive analysis assumes no changes in our capital structure.

PART II  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS - NONE

 ITEM 2. CHANGES IN SECURITIES - NONE

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

 ITEM 5. OTHER INFORMATION - NONE

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS

         10.39+ Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty Limited Partnership and Arden Realty Limited Partnership dated September 20th, 2001.

         10.40* Form of Promissory Note entered into on July 19, 2001 and September 28, 2001 between Arden Realty Limited Partnership and Richard Ziman, Victor Coleman, Andrew Sobel and Robert Peddicord, respectively.

         (+) Incorporated by reference from Arden Realty, Inc.'s quarterly report on Form 10-Q filed on November 14, 2001.

         (*) Incorporated by reference from Arden Realty Limited Partnership's quarterly report on Form 10-Q filed on November 14, 2001.

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


                                          ARDEN REALTY LIMITED PARTNERSHIP
                                          By:  Arden Realty, Inc.
                                          Its: General Partner



Date: May 13, 2002                        By:  /s/ Andrew J. Sobel
                                             -----------------------------------
                                               Andrew J. Sobel
                                               Executive Vice President -
                                               Strategic Planning and Operations



Date: May 13, 2002                        By:  /s/  Richard S. Davis
                                             -----------------------------------
                                               Richard S. Davis
                                               Senior Vice President and
                                               Chief Financial Officer