Form 10-Q
period 2003-03-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2003-05-13
CIK 1111853

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission file number 1-12193

ARDEN REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland	95-4599813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 9, 2003 there were 64,890,343 of the registrant’s common operating partnership units issued and outstanding.

ARDEN REALTY LIMITED PARTNERSHIP
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty Limited Partnership

Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Investment in real estate:
Land	$476,034	$476,034
Buildings and improvements	2,166,425	2,164,449
Tenant improvements and leasing commissions	328,588	320,100

	2,971,047	2,960,583
Less: accumulated depreciation and amortization	(403,521)	(381,557)

	2,567,526	2,579,026
Properties under development	66,915	65,296
Land available for development	23,765	23,731
Properties held for disposition, net	40,756	73,571

Net investment in real estate	2,698,962	2,741,624
Cash and cash equivalents	15,428	4,063
Restricted cash	23,588	20,498
Rent and other receivables, net of allowance of $4,701 and $4,001 at March 31, 2003 and December 31, 2002, respectively	3,559	2,917
Due from general partner	3,780	3,428
Deferred rent	43,764	43,646
Prepaid financing costs, expenses and other assets, net of amortization	20,305	19,661

Total assets	$2,809,386	$2,835,837

Liabilities
Mortgage loans payable	$569,905	$570,654
Unsecured lines of credit	195,587	208,587
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	498,159	498,063
Accounts payable and accrued expenses	60,082	55,705
Security deposits	20,517	20,645

Total liabilities	1,469,250	1,478,654
Minority interest	2,773	2,784
Partners’ Capital
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units outstanding at March 31, 2003 and December 31, 2002	50,000	50,000
General and limited partners, 64,783,676 and 64,701,042 common operating partnership units outstanding at March 31, 2003 and December 31, 2002, respectively	1,303,693	1,318,426
Deferred compensation	(12,465)	(11,259)
Accumulated other comprehensive loss	(3,865)	(2,768)

Total partners’ capital	1,337,363	1,354,399

Total liabilities and partners’ capital	$2,809,386	$2,835,837

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership

Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Property revenues	$104,276	$99,701
Property operating expenses	32,267	29,283

	72,009	70,418
General and administrative expenses	3,266	2,634
Interest expense	23,035	21,397
Depreciation and amortization	28,961	25,580
Interest and other income	(132)	(540)

Income from continuing operations before gain on sale of properties and minority interest	16,879	21,347
Gain on sale of operating properties	—	1,192

Income from continuing operations before minority interest	16,879	22,539
Minority interest	(23)	(29)

Income from continuing operations	16,856	22,510
Discontinued operations	1,082	817
Loss on sale of discontinued properties	(639)	—

Net income	$17,299	$23,327

Net income allocated to:
Preferred partner	$1,078	$1,078

General and limited partners	$16,221	$22,249

Basic net income per common operating partnership unit:
Income from continuing operations	$0.24	$0.33
Income from discontinued operations	0.01	0.01

Net income per common operating partnership unit – basic	$0.25	$0.34

Weighted average number of common operating partnership units – basic	64,757	66,006

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.24	$0.32
Income from discontinued operations	0.01	0.01

Net income per common operating partnership unit – diluted	$0.25	$0.33

Weighted average number of common operating partnership units – diluted	64,843	66,488

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities:
Net income	$17,299	$23,327
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	23	29
Gain on sale of operating properties	—	(1,192)
Loss on sale of discontinued operations	639	—
Depreciation and amortization, including discontinued operations	29,526	26,383
Amortization of loan costs	946	937
Non-cash compensation expense	389	245
Changes in operating assets and liabilities:
Rent and other receivables	(642)	2,562
Due from general partner	(352)	(279)
Deferred rent	(118)	(1,596)
Prepaid financing costs, expenses and other assets	(1,494)	(13)
Accounts payable and accrued expenses	3,280	(2,094)
Security deposits	(128)	16

Net cash provided by operating activities	49,368	48,325

Investing Activities:
Improvements to commercial properties	(19,386)	(31,659)
Proceeds from sale of properties	31,943	6,122

Net cash provided by (used in) investing activities	12,557	(25,537)

Financing Activities:
Repayments of mortgage loans	(749)	(721)
Proceeds from unsecured lines of credit	36,500	10,000
Repayments of unsecured lines of credit	(49,500)	(27,000)
Proceeds from issuance of common operating partnership units	64	1,166
Distributions to preferred operating partnership unit holders	(1,078)	(1,078)
Increase in restricted cash	(3,090)	(2,828)
Distributions to minority interests	(34)	(47)
Distributions and redemptions paid to common operating partnership unit holders	(32,673)	(32,309)

Net cash used in financing activities	(50,560)	(52,817)

Net increase (decrease) in cash and cash equivalents	11,365	(30,029)
Cash and cash equivalents at beginning of period	4,063	37,041

Cash and cash equivalents at end of period	$15,428	$7,012

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$23,555	$22,353

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership

Notes to Consolidated Condensed Financial Statements
March 31, 2003
(unaudited)

     1.     Description of Business

          The terms “us”, “we” and “our” as used in these financial statements refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc.

          Organization and Formation

          We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of March 31, 2003, owned 97.3% of our common operating partnership units, or common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

          As of March 31, 2003 our portfolio consisted of 136 primarily suburban office properties and 222 buildings containing approximately 19.3 million net rentable square feet including one development property with approximately 283,000 square feet under lease-up. As of March 31, 2003, our properties were 89.7% occupied.

          Arden Realty’s interest in us entitles it to share in our cash distributions, and in our profits and losses in proportion to its percentage ownership. Certain individuals and entities own our remaining common OP Units, including Messrs. Ziman and Coleman, Arden Realty’s Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, together with other entities and persons who were issued common OP Units in connection with our acquisition of specific properties previously owned by those entities and persons. Each limited partner holding common OP Units is entitled to cause us to redeem the limited partner’s common OP Units for cash. Arden Realty may, however, elect to exchange those common OP Units for shares of its common stock on a one-for-one basis, subject to certain limitations instead of paying cash. With each redemption or exchange of common OP Units, Arden Realty’s percentage interest in us will increase.

          As our sole general partner, Arden Realty generally has the exclusive power under our partnership agreement to manage us and conduct our business, subject to limited exceptions. Arden Realty’s board of directors manages our affairs. Our existence as a limited partnership cannot be terminated until 2096 without the approval of a majority of our partners or in connection with the sale of all or substantially all of our assets, a business combination, a judicial decree or the redemption of all the common OP Units held by our limited partners.

          We are a Maryland limited partnership. Arden Realty is a Maryland corporation. Arden Realty’s common stock is listed on the New York Stock Exchange under the symbol “ARI.”

     2.     Summary of Significant Accounting Policies

          Basics of Presentation

          The accompanying consolidated financial statements include the accounts of Arden Realty, Inc., the operating partnership, and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          We consolidate all entities for which we have controlling financial interest as measured by a majority of the voting interest. For entities in which the controlling financial interest is not clearly indicated by ownership of a majority of the voting interest, we would consolidate those entities that we control by agreement.

          We currently own 100% of all of our consolidated subsidiaries and do not have any unconsolidated investments other than an investment in the securities of a non-publicly traded company. This investment represents approximately 5.8% of the total equity outstanding for this particular company. Because we do not control this company contractually nor exert significant influence over its operating and financial policies, we account for this investment under the cost method of accounting.

          Interim Financial Data

          The accompanying consolidated condensed financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

          Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

     3.     New Accounting Standards

          In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 rescinds Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified to income before extraordinary items. The provisions of SFAS 145 are effective for 2003. Our adoption of this statement in 2003 did not have an impact on our consolidated financial statements.

          In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred based on the present value of the expected contingent payment under the guarantee. The provisions of SFAS 146 are effective for 2003. Our adoption of this statement in 2003 did not have an impact on our consolidated financial statements.

          In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate such an entity. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. Our adoption of this statement in 2003 did not have an impact on our consolidated financial statements.

          In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires guarantees and indemnification agreements meeting the characteristics described in FIN 45 to be initially recorded as a liability at fair value. Fin 45 also requires a guarantor to make new disclosures for guarantees, even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FN 45 are effective for 2002 and its adoption is required for 2003 on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 in 2003. Our adoption of this statement did not have an impact on our consolidated financial statements.

     4.     Property Dispositions

          On March 11, 2003, we sold an approximate 140,000 square foot office property located in West Hollywood, California for an approximate gross sales price of approximately $32.5 million.

          As of March 31, 2003, properties held for disposition consisted of five properties representing approximately 375,000 square feet. See footnote 10 for additional discussion on property dispositions.

     5.     Outstanding Indebtedness

          A summary of our outstanding indebtedness as of March 31, 2003 and December 31, 2002 is as follows:

			Stated Annual
	March 31,		Interest Rate at		Number of
	2003	December 31,	March 31, 2003	Rate	Properties
Type of Debt	(unaudited)	2002	(unaudited)	Fixed/Floating	Securing Loan	Maturity

	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	136,100	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	111,200	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(3)	107,578	108,153	6.94%	Fixed	12	4/09
Mortgage Financing VI(3)	21,769	21,816	7.54%	Fixed	3	4/09
Activity Business Center(3)	7,539	7,580	8.85%	Fixed	1	5/06
145 South Fairfax(3)	3,940	3,952	8.93%	Fixed	1	1/27
Marin Corporate Center(3)	2,820	2,850	9.00%	Fixed	1	7/15
Conejo Business Center(3)	2,765	2,795	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(3)	1,194	1,208	7.88%	Fixed	(Note 4)	7/15

	569,905	570,654
Unsecured Lines of Credit:
Floating Rate
Wells Fargo-$310 mm(1)	195,587	208,587	2.77%	LIBOR + 1.00% (Notes 5,6)	—	4/06
City National Bank-$10 mm(1)	—	—	—	Prime Rate – 0.875%	—	8/03

	195,587	208,587
Unsecured Term Loan:
Floating Rate
Wells Fargo-$125 mm(1),(7)	125,000	125,000	3.64%	Fixed (Note 8)	—	6/04
Unsecured Senior Notes:
Fixed Rate
2005 Notes(9)	199,795	199,769	8.88%	Fixed	—	3/05
2007 Notes(9)	149,284	149,245	7.00%	Fixed	—	11/07
2010 Notes(9)	49,714	49,704	9.15%	Fixed	—	3/10
2010 Notes(9)	99,366	99,345	8.50%	Fixed	—	11/10

	498,159	498,063

Total Debt	$1,388,651	$1,402,304

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of interest only for five years and monthly payments of principal and interest thereafter.

(3)	Requires monthly payments of principal and interest.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	This line of credit also has an annual 20 basis points facility fee on the entire $310 million commitment amount.

(6)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April 2006.

(7)	This loan has a two-year extension option.

(8)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan at 3.64% in 2003, 4.18% in 2004, 4.75% in 2005 and 4.90% in 2006.

(9)	Requires semi-annual interest payments only, with principal balance due upon maturity.

     6.     Interest Rate Swap Agreements

          We have interest rate swap agreements to effectively convert floating rate debt into fixed rate debt. Net amounts received or paid under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Our objective in using interest rate swap agreements is to limit our exposure to interest rate movements. During 2002, such agreements were used to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan.

          Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges.

          Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

          For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss), outside of earnings and subsequently recognized to earnings when the hedged transaction affects earnings.

          Under SFAS 133 our interest rate swap agreements are classified as cash flow hedges with their fair value as of March 31, 2003 of approximately $3.9 million reported in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements. If the underlying floating rate loans were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

          As of March 31, 2003, we did not have any derivatives that could be designated as fair value hedges.

     7.     Partners’ Capital

          A common operating partnership unit, or common OP Unit, and a share of Arden Realty’s common stock have essentially the same economic characteristics as they share equally in our total net income or loss and distributions. A common OP Unit may be redeemed for cash or, at Arden Realty’s election, for shares of Arden Realty’s common stock on a one-for-one basis.

          Included in our partners’ capital balance is $50 million of 8 5/8% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after five years and are exchangeable after ten years by the holder into our 8 5/8% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units have no stated maturity or mandatory redemption and are subordinate to all debt.

          On January 28, 2003, Arden Realty issued a total of 81,500 restricted stock awards to several key executive officers. Holders of these shares of restricted stock have full voting rights and will receive any dividends paid but are prohibited from selling or transferring unvested shares. Of the 81,500 restricted shares awarded, 48,000 shares vest equally over three years and 33,500 shares vest after three years (cliff vesting). We recorded a deferred compensation charge of approximately $1.7 million based on the market value of these shares on the date of award and will amortize the compensation charge to expense on a straight-line basis over the respective vesting periods.

          On January 22, 2003, we made a distribution of $0.505 per common OP unit. In addition, on March 31, 2003, we made a distribution of approximately $1.1 million to our preferred unit holders.

     8.     Revenue from Rental Operations and Property Expenses

          Revenue from rental operations and property expenses are summarized as follows (in thousands):

	Three Months
	Ended March 31,

	2003	2002

	(unaudited)
Revenue from Rental Operations:
Scheduled cash rents	$90,226	$85,042
Straight-line rents	611	1,595
Tenant reimbursements	7,035	6,885
Parking, net of expenses	5,119	4,964
Other rental operations	1,285	1,215

	104,276	99,701

Property Expenses:
Repairs and maintenance	10,421	9,128
Utilities	8,033	7,575
Real estate taxes	7,508	7,201
Insurance	2,125	1,614
Ground rent	42	68
Administrative	4,138	3,697

	32,267	29,283

	$72,009	$70,418

     9.     Stock Option Plan

          Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, under which we began expensing the costs of new stock options granted to employees in 2003. We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted in 2003. During the three months ended March 31, 2003, we expensed approximately $8,000 of stock based employee compensation costs.

          The following table reflects pro forma net income and earnings per share had we elected to expense options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income allocated to general and limited partners, as reported	$16,221	$22,249
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	264	287

Net income available to general and limited partners, as adjusted	$15,957	$22,062

Earnings per share:
Basic as reported	$0.25	$0.34

Basic as adjusted	$0.25	$0.33

Diluted as reported	$0.25	$0.33

Diluted as adjusted	$0.25	$0.33

     10.     Subsequent Events

          On April 11, 2003, we sold four properties totaling approximately 343,000 square feet located in Riverside and San Bernardino counties for approximately $43.4 million. The net proceeds from this disposition were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

          Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The following discussion relates to our unaudited consolidated financial statements included herein, which should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-Q and in our 2002 Annual Report on Form 10-K.

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

          As of March 31, 2003, Arden Realty was Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 136 primarily suburban office properties, consisting of 222 buildings with approximately 19.3 million net rentable square feet, including one development property with approximately 283,000 net rentable square feet under lease-up. As of March 31, 2003, our properties were approximately 89.7% occupied.

Business Strategy

          Our primary business strategy is to actively manage our portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and to maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop, renovate or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and redeploy the proceeds into investments we believe will generate higher long-term value.

          We continue to seek to build a tenant base of smaller, diverse companies that limits our exposure to any single tenant or industry. Smaller tenants typically translate into shorter-term leases. Shorter-term leases provide greater opportunity for renewing a substantial portion of our portfolio at higher rental rates each year during strong markets, but create challenges to maintain occupancy and rates when markets weaken. The average term of our leases is 4 to 5 years, resulting in approximately 15% to 20% of our leases turning over annually.

          We closely monitor our operating expenses and capital expenditures to sustain or improve operating margins and dividend coverage. We may defer discretionary capital expenditures until market conditions improve.

Current Economic Climate

          Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing continued downward pressures due to several factors as follows:

•	Job growth in Southern California, which we believe to be a leading indicator of office demand in the region, was negative in 2002 as well as in the first quarter of 2003 and is largely dependent on improved economic activity;

•	Occupancy and rental rates have decreased in recent months, are expected to decrease further due to the state of the local economy and competition from other office landlords;

•	Larger tenants are taking more time to make leasing decisions, reflecting the uncertainty in the economy;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Sublease space is impacting vacancy and rental rates in some submarkets;

•	Over-building has increased vacancy rates in some submarkets.

          These factors have contributed to a decrease in the occupancy of our portfolio from 90.1% as of December 31, 2002 to 89.7% as of March 31, 2003.

          According to published reports, overall market rental rates in Southern California declined 1 to 2% during the three months ended March 31, 2003. Given the current trends, including the expected continued occupancy pressures and more aggressive pricing for sublease space, we expect market rates will decline by an additional 3 to 4% during the remainder of 2003. Concessions also rose during the three months ended March 31, 2003. As occupancy pressures continue, we expect concessions in either free rent or higher tenant improvement allowances to rise.

          The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors – Further declines in the economic activity of Southern California will adversely affect our operating results,” “ – The financial condition and solvency of our tenants may reduce our cash flow,” and “ – Rising energy costs and power outages in California may have an adverse effect on our operations and revenue,” in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

          Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002
(in thousands, except number of properties and percentages):

	Three Months Ended
	March 31,
				Percent
	2003	2002	Change	Change

	(unaudited)
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$90,226	$85,042	$5,184	6%
Straight-line rents	611	1,595	(984)	(62)
Tenant reimbursements	7,035	6,885	150	2
Parking, net of expense	5,119	4,964	155	3
Other rental operations	1,285	1,215	70	6

Total revenue from rental operations	104,276	99,701	4,575	5
Property expenses:
Repairs and maintenance	$10,421	$9,128	$1,293	14%
Utilities	8,033	7,575	458	6
Real estate taxes	7,508	7,201	307	4
Insurance	2,125	1,614	511	32
Ground rent	42	68	(26)	(38)
Administrative	4,138	3,697	441	12

Total property expenses	32,267	29,283	2,984	10

Property operating results (1)	72,009	70,418	1,591	2
General and administrative	3,266	2,634	632	24
Interest	23,035	21,397	1,638	8
Depreciation and amortization	28,961	25,580	3,381	13
Interest and other income	(132)	(540)	(408)	(76)
Gain on sale of operating properties	—	(1,192)	(1,192)	(100)

Income from continuing operations before minority interest	$16,879	$22,539	$(5,660)	(25)%

Discontinued operations	$1,082	$817	$265	32%

Loss on sale of discontinued properties	$(639)	$—	$(639)	100%

Number of Properties:
Disposed of during period	(1)	(1)
In service at end of period	135	132
Net Rentable Square Feet:
Disposed of during period	(140)	(64)
In service at end of period	18,992	18,183
Same Store Portfolio (2):
Revenue from rental operations	$98,770	$96,968	$1,802	2%
Property expenses	30,511	29,205	1,306	4%

	$68,259	$67,763	$496	1%

Straight-line rents	$295	$1,392

Number of non-development properties	129	129
Average occupancy	89.9%	91.7%
Net rentable square feet	17,902	17,902

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

Property Operating Results is a non-GAAP measure of performance. Property Operating Results is not a substitute for net income as computed in accordance with GAAP. It excludes significant expense components such as depreciation and amortization expense and financing costs. This measure should be analyzed in conjunction with net income and cash flow from operating activities as computed in accordance with GAAP. Other companies may use different methods for calculating Property Operating Results or similarly entitled measures and, accordingly, our Property Operating Results may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of income from continuing operations before gain on sale of properties and minority interest to Property Operating Results:

	Three Months Ended March 31,

	2003	2002

	($000’s)
Income from continuing operations before gain on sale of properties and minority interest	$16,879	$21,347
Add:
General and administrative expense	3,266	2,634
Interest expense	23,035	21,397
Depreciation and amortization	28,961	25,580
Less:
Interest and other income	(132)	(540)

Property Operating Results	$72,009	$70,418

(2)	Consists of non-development properties owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

          Our results of operations for the three months ended March 31, 2003 compared to the same period in 2002 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2002. In addition, our Property Operating Results from period to period were affected by our implementation of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which resulted in the classification of the operating results of some of the properties sold since January 1, 2002 into discontinued operations.

          As a result of these changes within our portfolio of properties since the beginning of 2002, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, above we also present the results of operations for our same store portfolio.

Revenue from Rental Operations

          The increase in revenue from rental operations for the total portfolio was primarily due to the 800,000 square feet in acquisitions we made in August of 2002, consisting of four properties in San Diego County and one property in Los Angeles County and the placement in service of the 6080 Center Drive development property at the Howard Hughes Center in the fourth quarter of 2002. The revenue from rental operations for the acquisitions and development were partially offset by a change in our method of estimating tenant reimbursements in 2003 to adjust for quarterly seasonality variations associated with recoverable operating expenses and by the sale of a 64,000 square foot property in March 2002, a 61,000 square foot property in April 2002 and an 80,000 square foot property in May 2002, all of which were located in Los Angeles County and which during the transition into SFAS 144 were not classified as discontinued operations.

          The increase in revenue from rental operations for the same store portfolio was primarily due to an approximate $1.4 million increase in cash rents and a $1.4 million in tenant reimbursements, which were partially offset by a $1.1 million decrease in straight-line rents. The increase in cash rents was primarily related to imbedded rent bumps in existing leases that were partially offset by the 1.8% decrease in average occupancy for these properties. The increase in tenant reimbursements was primarily due to increases in operating expenses discussed below and the timing of prior year reimbursement reconciliations. Straight-line rents decreased primarily to the decline in occupancy and the turning over of older leases in the same store portfolio.

Property Expenses

     The increase in property expenses for the total portfolio was primarily due to the five properties acquired, the three properties sold that were not classified as discontinued operations and the one property placed in service subsequent to January 1, 2002 described above.

     The increase in property expenses for the same store portfolio was primarily due to an approximate $646,000 increase in repairs and maintenance, a $433,000 increase in insurance costs and a $199,000 increase in utility expense. Repairs and maintenance costs increased primarily due to higher contractual costs for janitorial and other services. Insurance costs increased due to increases in industry-wide rates and premiums related to a $100 million terrorism insurance policy entered into in the second quarter of 2002 while utility expense increased primarily due to additional usage.

General and Administrative

          General and administrative expenses as a percentage of total revenues were approximately 3.1% for the three months ended March 31, 2003, as compared to approximately 2.6% for the same period in 2002. The $632,000 increase in general and administrative expenses was primarily related to higher external accounting, professional fees as well as higher personnel costs as a result of annual merit increases in 2003.

Interest Expense

          Interest expense increased approximately $1.6 million, or 8%, during the three months ended March 31, 2003, as compared to the same period in 2002. This increase was primarily due to increases in borrowings in 2002 for property acquisitions and lower interest capitalized in 2003. Capitalized interest was lower in 2003 as we ceased capitalizing interest on our 6080 Center Drive development property in May 2002. The increases in interest expense were partially offset by lower effective interest rates in 2003.

Depreciation and Amortization

          Depreciation and amortization expense increased by approximately $3.4 million or 13% during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to depreciation related to five properties totaling $135.0 million acquired in August 2002, the placement in service of our 6080 Center Drive development property in the fourth quarter of 2002 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the first quarter of 2002.

Interest and Other Income

          Interest and other income decreased by approximately $408,000 for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to the repayment by the borrower of a $13.7 million mortgage note receivable in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

          Cash provided by operating activities increased by approximately $1.1 million to $49.4 million for the three months ended March 31, 2003, as compared to $48.3 million for the same period in 2002. This increase was primarily due to increased cash flows from five properties acquired in the third quarter of 2002 and cash flows for a development property placed in service in the fourth quarter of 2002, all of which was partially offset by the loss of operating cash flows from one property sold in the first quarter of 2002, two properties sold in the second quarter of 2002 and one property sold in the first quarter of 2003.

          Cash provided by investing activities increased by approximately $38.1 million to an inflow of $12.6 million for the three months ended March 31, 2003, as compared to an outflow of $25.5 million for the same period in 2002. This increase was primarily from the proceeds of one property sold in the first quarter of 2003 and from lower development costs in 2003.

          Cash used in financing activities decreased by approximately $2.2 million to $50.6 million for the three months ended March 31, 2003, as compared to $52.8 million for the same period in 2002. This decrease was primarily due to higher net repayments in 2002 on our unsecured lines of credit.

Available Borrowings, Cash Balance and Capital Resources

          We have an unsecured line of credit with a total commitment of $10 million from City National Bank. This line of credit accrues interest at the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2003. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 2003, there was no outstanding balance on this line of credit and $10 million was available for additional borrowings.

          We also have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on the operating partnership’s unsecured debt rating. This line of credit matures in April 2006. In addition, as long as the operating partnership maintains an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. The operating partnership also has the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of March 31, 2003, $195.6 million was outstanding on this line of credit and $114.4 million was available for additional borrowings.

          As of March 31, 2003, we had $39.0 million in cash and cash equivalents, including $23.6 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $9.9 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

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

Capital Recycling Program

          On March 11, 2003, we sold an approximate 140,000 square foot office property located in West Hollywood, California for approximately $32.5 million in gross proceeds. The net proceeds from this disposition was used to reduce the outstanding balance on the Wells Fargo unsecured line of credit.

          On April 11, 2003, we sold four properties totaling approximately 343,000 square feet located in Riverside and San Bernardino counties for approximately $43.4 million in gross proceeds. The net proceeds from this disposition were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

Debt Summary

          Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2003 (in thousands):

Year	Amount

2003	$4,807
2004	307,062	(1)
2005	207,678
2006	210,650	(2)
2007	158,681
2008	230,305
2009	111,980
2010	150,565
2011	710
2012	768
Thereafter	5,445

Total	$1,388,651

(1)	Includes $125 million outstanding on the Wells Fargo term loan which has a two-year extension option.

(2)	Consists primarily of $195.6 million outstanding on the Wells Fargo line of credit.

          Following is certain other information related to our outstanding indebtedness as of March 31, 2003 (in thousands, except percentage data):

Unsecured and Secured Debt:

			Weighted
			Average	Weighted Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)

Unsecured Debt	$818,746	59%	6.62%	3.5
Secured Debt	569,905	41%	7.37%	5.5

Total Debt	$1,388,651	100%	6.93%	4.4

Floating and Fixed Rate Debt:

			Weighted
			Average	Weighted Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)

Floating Rate Debt	$145,587	10%	3.31%	3.0
Fixed Rate Debt(2)	1,243,064	90%	7.35%	4.5

Total Debt	$1,388,651	100%	6.93%	4.4

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

          Total interest incurred and the amount capitalized was as follows (unaudited and in thousands):

	For the Three Months Ended March 31,

	2003	2002

Total interest incurred	$24,270	$22,984
Amount capitalized	(1,235)	(1,587)

Amount expensed	$23,035	$21,397

Unsecured Notes Covenant Compliance Ratios

          The following table summarizes our senior unsecured notes covenant compliance ratios as of March 31, 2003 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,698,962
Cash and cash equivalents	15,428
Restricted Cash	23,588
Accumulated depreciation and amortization(1)	410,476

Total Assets	$3,148,454

Total unencumbered assets	$1,808,140

Mortgage loans payable	$569,905
Unsecured lines of credit	195,587
Unsecured term loan	125,000
Unsecured senior notes, net of discount	498,159

Total Outstanding Debt	$1,388,651

Consolidated EBITDA(2), (3)	$276,413

Interest incurred (3)	$95,448
Loan fee amortization (3)	3,816

Debt Service (3)	$99,264

Covenant Ratios	Test	Actual

Total Outstanding Debt/Total Assets	Less than 60%	44%
Secured Debt/Total Assets	Less than 40%	18%
EBITDA to Debt Service	Greater than 1.5	2.8
Unencumbered Assets/Unsecured Debt	Greater than 150%	221%

(1)	Includes accumulated depreciation related to five properties currently classified as held for disposition.

(2)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measurement. EBITDA is presented because we use this data and we believe this data is also used by investors as an indication of our ability to meet our debt service requirements. We consider that EBITDA, when combined with other measures, can be a useful measure to determine our ability to service debt and fund future capital expenditure requirements. However, due to the significance of the net income components excluded from EBITDA, it should not be considered an alternative to net income, cash flow from operations, or any other operating or liquidity performance measure prescribed by GAAP.

Because interest expense, taxes, gains or losses on sales of property, losses on valuations of derivatives, asset impairment losses, cumulative effect of a change in accounting principle, extraordinary items as defined by GAAP and depreciation and amortization costs, which are not reflected in EBITDA, have been, will be or may be incurred by us, investors are cautioned to reflect our ability to finance our investments at competitive borrowing costs, successfully maintain our REIT status, acquire and dispose of real estate properties at favorable prices to us and also reflect changes in value in our properties that result from use or changes in market conditions and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

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

We calculate EBITDA as follows:

	Three Months Ended

	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02

Income from continuing operations before gain on sale of properties and minority interest	$16,879	$16,619	$16,146	$18,230	$21,347
Add:
Interest expense	23,035	23,132	22,403	21,584	21,397
Depreciation and amortization	28,961	27,591	26,829	28,028	25,580
Discontinued operations	1,082	885	821	941	817
Depreciation from discontinued operations	661	971	821	794	803

EBITDA	$70,618	$69,198	$67,020	$69,577	$69,944

(3)	Represents amounts for the most recent four consecutive quarters.

Funds from Operations

          The following table reflects the calculation of our funds from operations for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March
	31,

	2003	2002

Funds from Operations (1)
Net income	$17,299	$23,327
Depreciation and amortization from discontinued operations	673	825
Loss from sale of discontinued operations	639	—
Depreciation and amortization	28,961	25,580
Gain on sale of operating properties	—	(1,192)
Distributions on Preferred Operating Partnership Units	(1,078)	(1,078)

Funds from Operations (2)	$46,494	$47,462

Weighted average common operating partnership units outstanding-
Diluted	64,843	66,488

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes $389,000 and $245,000 in non-cash compensation expense for the three months ended March 31, 2003, and 2002, respectively.

Portfolio and Lease Information

          The following tables set forth certain information regarding our properties as of March 31, 2003.

PORTFOLIO SUMMARY
As of March 31, 2003

										Property Operating Results (2)

	Number			Number
	of			of			Approximate Net			For the Three Months Ended
Location	Properties (1)			Buildings (1)			Rentable (Square Feet)			March 31, 2003

										(unaudited)
			% of			% of			% of		% of
	Total		Total	Total		Total	Total		Total	Total	Total

										(in thousands)
Los Angeles County
West (3)	30		22%	32		15%	4,882,004		26%	$27,473	38%
North	29		22%	46		21%	3,231,591		17%	11,315	16%
South	16		12%	21		9%	3,057,925		16%	9,542	13%

Subtotal	75		56%	99		45%	11,171,520		59%	48,330	67%
Orange County	24		18%	57		25%	3,708,926		19%	12,068	17%
San Diego County	25		18%	40		18%	2,857,195		15%	8,713	12%
Ventura/Kern Counties	6		4%	17		8%	778,363		4%	2,566	3%
Riverside/San Bernardino Counties (4)	5		4%	8		4%	476,461		3%	332	1%

Total	135	(5)	100%	221	(5)	100%	18,992,465	(5)	100%	$72,009	100%

(1)	Includes five properties with approximately 376,000 net rentable square feet currently held for disposition.

(2)	Excludes the operating results of five properties currently classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our quarterly operating results.

(3)	Includes a retail property with approximately 37,000 net rentable square feet.

(4)	Includes a retail property with approximately 133,000 net rentable square feet.

(5)	Including one development property currently under lease-up, our total portfolio consists of 136 properties with 222 buildings and approximately 19.3 million rentable square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of March 31, 2003

			Annualized Base Rent
Location	Percent Occupied	Percent Leased	Per Leased Square Foot(1)

				Full Service
			Portfolio Total	Gross Leases (2)

Los Angeles County
West	91.0%	92.2%	$28.44	$28.59
North	87.7%	89.7%	21.80	22.65
South	86.9%	88.1%	19.52	20.66
Orange County	91.8%	92.7%	18.44	21.81
San Diego County	87.2%	90.9%	18.77	23.32
Ventura/Kern Counties	96.7%	97.1%	18.42	18.73
Riverside/San Bernardino Counties	95.4%	95.6%	17.34	19.86

Total/Weighted Average	89.7%	91.3%	$21.78	$23.87

(1)	Based on monthly contractual base rent under existing leases as of March 31, 2003, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 38 properties and approximately 3.9 million square feet under triple net and modified gross leases.

TEN LARGEST TENANTS
As of March 31, 2003

		Weighted	Percentage	Percentage of
		Average	of Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	In Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)

State of California	26	49	2.49%	2.45%	431,075	$9,241
Vivendi Universal	2	85	1.34	2.15	231,681	8,111
University of Phoenix	6	20	1.47	1.35	255,168	5,089
Univision	1	223	0.96	1.13	166,363	4,247
Ceridian Corporation	3	78	0.93	0.95	160,805	3,589
SBC Communications, Inc.	5	27	0.88	0.88	153,150	3,333
U.S. Government	17	41	0.79	0.85	136,165	3,200
Verizon Communications, Inc.	5	17	0.90	0.70	156,612	2,659
Atlantic Richfield	1	41	0.73	0.70	126,830	2,658
State Compensation Insurance Fund	1	60	0.65	0.70	113,513	2,656

Total/Weighted Average(2)	67	62	11.14%	11.86%	1,931,362	$44,783

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of March 31, 2003, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

For the
Three Months Ended
March 31, 2003

Net Absorption (square feet)	(101,633)

Gross New Leasing Activity (square feet)	429,422

Retention Rate	58.9%

Cash Rent Growth (1):
Expiring Rate	$20.07

New / Renewed Rate	$21.04

Increase	5%

GAAP Rent Growth(2):
Expiring Rate	$19.30

New / Renewed Rate	$21.78

Increase	13%

Weighted Average Lease Term in Months	52

Tenant Improvements and Commissions (per square foot):
New (3)	$19.93

Renewal (4)	$15.64

Capital Expenditures (per square foot):
Recurring	$0.05

Non-recurring	$0.02

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Represents estimated cash rent growth adjusted for straight-line rents.

(3)	Excludes all newly developed or renovated square footage or square footage vacant at acquisition.

(4)	Includes two tenants with approximately 140,000 net rentable square feet that extended their leases early, an average of eight years and which will not use their tenant improvement allowance until 2004. Excluding these two large renewals, tenant improvements and commissions for the first quarter averaged $7.76 per square foot.

PORTFOLIO DIVERSIFICATION
As of March 31, 2003

			Percentage
			of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio

Professional, Scientific, and Technical Services:
Legal Services	5411	1,255,836	7.37%
Accounting & Tax Preparation, Bookkeeping and Payroll Services	5412	662,095	3.88
Management, Scientific and Technical Consulting Services	5416	788,020	4.62
Other Services		1,771,776	10.41

Subtotal	541	4,477,727	26.28
Finance and Insurance	521-525	2,667,230	15.66
Information	511-519	2,138,348	12.55
Manufacturing	311-339	1,316,829	7.73
Health Care and Social Assistance	621-624	1,240,799	7.28
Administrative and Support and Waste Management and Remediation Services	561-562	766,757	4.50
Public Administration	921-928	771,076	4.53
Educational Services	611	705,930	4.14
Real Estate, Rental and Leasing	531-533	742,911	4.36
Wholesale Trade	423-425	557,627	3.27
Transportation and Warehousing	481-493	392,219	2.30
Arts, Entertainment, and Recreation	711-713	326,128	1.91
Construction	236-238	241,294	1.42
Accommodation and Food Services	721-722	186,861	1.10
Other Services (except Public Administration)	811-814	192,809	1.13
Retail Trade	441-454	130,719	0.77
Mining	211-213	85,272	0.50
Management of Companies and Enterprises	551	21,970	0.13
Utilities	221	8,795	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04
Non-classified	Other	58,875	0.35

Total Square Feet Occupied		17,036,241	100.00%

LEASE EXPIRATIONS
As of March 31, 2003

		2003	2004	2005

Los Angeles County:
West	Expiring SF (1)	414,048	701,004	799,873
	% of Leased SF (2)	2.39%	4.04%	4.61%
	Rent per SF (3)	$26.75	$27.29	$27.61
North	Expiring SF (1)	355,670	622,238	432,168
	% of Leased SF (2)	2.05%	3.59%	2.49%
	Rent per SF (3)	$20.32	$21.66	$22.74
South	Expiring SF (1)	262,634	532,101	702,069
	% of Leased SF (2)	1.51%	3.07%	4.05%
	Rent per SF (3)	$18.89	$20.61	$16.10

Subtotal -
Los Angeles County	Expiring SF (1)	1,032,352	1,855,343	1,934,110
	% of Leased SF (2)	5.95%	10.70%	11.15%
	Rent per SF (3)	$22.53	$23.49	$22.35
Orange County	Expiring SF (1)	561,891	779,047	548,750
	% of Leased SF (2)	3.24%	4.49%	3.16%
	Rent per SF (3)	$18.51	$16.46	$21.40
San Diego County	Expiring SF (1)	266,462	425,473	536,921
	% of Leased SF (2)	1.54%	2.46%	3.10%
	Rent per SF (3)	$20.40	$20.14	$18.61
All Others	Expiring SF (1)	145,205	348,401	169,965
	% of Leased SF (2)	0.84%	2.01%	0.98%
	Rent per SF (3)	$18.90	$18.26	$19.70

Total Portfolio	Expiring SF (1)	2,005,910	3,408,264	3,189,746

	% of Leased SF (2)	11.57%	19.66%	18.39%

	Rent per SF (3)	$20.86	$20.93	$21.41

[Additional columns below]

[Continued from above table, first column(s) repeated]

			2008 and
	2006	2007	Thereafter

Los Angeles County:
West	479,877	529,986	1,547,267
	2.77%	3.05%	8.93%
	$29.62	$30.77	$36.54
North	363,259	434,632	661,047
	2.09%	2.51%	3.81%
	$24.48	$22.67	$24.45
South	286,484	209,494	653,919
	1.65%	1.21%	3.77%
	$23.15	$23.16	$23.41

Subtotal -
Los Angeles County	1,129,620	1,174,112	2,862,233
	6.51%	6.77%	16.51%
	$26.33	$26.42	$30.75
Orange County	726,396	385,025	411,856
	4.19%	2.22%	2.37%
	$19.61	$20.54	$24.64
San Diego County	255,329	156,600	781,651
	1.47%	0.90%	4.51%
	$24.40	$24.00	$21.43
All Others	238,315	154,052	144,527
	1.38%	0.89%	0.83%
	$19.25	$18.95	$18.50

Total Portfolio	2,349,660	1,869,789	4,200,267

	13.55%	10.78%	24.22%

	$23.32	$24.39	$27.99

(1)	Represents the rentable square footage of expiring leases. For 2003, represents expirations from April 1, 2003 through December 31, 2003, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

LEASE EXPIRATIONS FOR THE NEXT FOUR QUARTERS
As of March 31, 2003

		Q2-03	Q3-03	Q4-03	Q1-04

Los Angeles County:
West	Expiring SF (1)	46,489	167,169	200,390	127,518
	% of Leased SF (2)	0.27%	0.96%	1.16%	0.73%
	Rent per SF (3)	$25.48	$24.03	$29.32	$25.57
North	Expiring SF (1)	121,432	64,286	169,952	66,173
	% of Leased SF (2)	0.70%	0.37%	0.98%	0.38%
	Rent per SF (3)	$18.41	$23.30	$20.56	$23.65
South	Expiring SF (1)	77,697	111,539	73,398	120,960
	% of Leased SF (2)	0.45%	0.64%	0.42%	0.70%
	Rent per SF (3)	$19.45	$17.43	$20.51	$23.74

Subtotal -
Los Angeles County	Expiring SF (1)	245,618	342,994	443,740	314,651
	% of Leased SF (2)	1.42%	1.97%	2.56%	1.81%
	Rent per SF (3)	$20.08	$21.74	$24.51	$24.46
Orange County	Expiring SF (1)	90,156	260,302	211,433	234,355
	% of Leased SF (2)	0.52%	1.50%	1.22%	1.35%
	Rent per SF (3)	$18.14	$19.99	$16.85	$14.80
San Diego County	Expiring SF (1)	85,142	75,593	105,727	156,122
	% of Leased SF (2)	0.49%	0.44%	0.61%	0.90%
	Rent per SF (3)	$21.62	$19.61	$19.98	$20.08
All Others	Expiring SF (1)	56,169	40,618	48,418	67,125
	% of Leased SF (2)	0.32%	0.24%	0.28%	0.39%
	Rent per SF (3)	$16.59	$19.36	$21.18	$20.25

Total Portfolio	Expiring SF (1)	477,085	719,507	809,318	772,253

	% of Leased SF (2)	2.75%	4.15%	4.67%	4.45%

	Rent per SF (3)	$19.58	$20.75	$21.72	$20.28

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable space expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

DEVELOPMENT SUMMARY
As of March 31, 2003

		Costs		Percent
		Incurred	Estimated	Leased	Shell	Estimated
	Square	To Date	Total Cost (1)	at	Completion	Stabilization
Property	Feet	(in thousands)	(in thousands)	4/29/03	Date	Date (2)

Howard Hughes Center:
6100 Center Drive	283,000	$66,915	$81,500	49%	2nd Qtr 2002	4th Qtr 2003

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Estimated		Estimated
	Year 1	Estimated	Year 1
	Stabilized	Year 1	Annual
	Cash NOI (3)	Annual	GAAP
Property	(in thousands)	Cash Yield	Yield (4)

Howard Hughes Center:
6100 Center Drive	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. Unallocated acquisition and master plan costs consists of unallocated land costs and master plan costs that will be allocated to future development projects at the Howard Hughes Center. We have entitlements to construct an additional approximately 425,000 net rentable square feet of office space and have two parcels entitled for hotel development for up to 600 hotel rooms at the Howard Hughes Center.

(2)	We consider a property to be stabilized in the quarter when the property is at least 95% leased.

(3)	We consider Stabilized Cash NOI to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principal payments) after the property is at least 95% leased.

(4)	We consider the Estimated Year 1 Annual GAAP Yield to be the property’s Stabilized Cash NOI adjusted for straight-line rents during its first year in service over the property’s estimated total costs.

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

          In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximate 170,000 square foot build-to-suit office building at our Long Beach Airport Business Park. Also as part of our Gateway Towers acquisition in August 2002, we acquired a 5-acre developable land parcel in Torrance, California that we intend to market for a build-to-suit office building. We currently do not intend to commence construction on these projects until build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.

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

     Interest Rate Risk

          In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements fixing the interest rates on variable debt with notional amounts totaling $175.0 million.

          Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2003, a 1% increase in interest rates on our $145.6 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.5 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $145.6 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.5 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of March 31, 2003 was 3.31%.

          Our fixed rate debt totaled $1,243.1 million as of March 31, 2003 with a weighted average interest rate of 7.35% and a total fair value of approximately $1,315.7 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $27.0 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $25.8 million and would not have an impact on future earnings and cash flows.

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

Item 4. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of Arden Realty, our General Partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have an investment in an unconsolidated entity. Because we do not control or manage this entity, our disclosure controls and procedures with respect to such an entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including Arden Realty’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, Arden Realty’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

          There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

          We are presently subject to various lawsuits, claims and proceedings of a nature considered normal to our ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations except as described below.

          In December 2001, the owner of the entertainment center at our Howard Hughes Center project asserted a claim against us for indemnification arising out of a Los Angeles Superior Court judgment against them, which invalidated a transfer of in-lieu credits that we made in August of 1999 as part of our sale of the land for the entertainment center. The value of these in-lieu credits was approximately $6.0 million and were transferred to satisfy certain Transportation Impact Assessment fees related to the entertainment center. On January 17, 2003, the California Court of Appeal reversed the Superior Court’s judgment, rendering the indemnification claim moot. On January 23, 2003, the plaintiff in the original lawsuit filed a petition for rehearing with the California Court of Appeal. On February 8, 2003, the California Court of Appeal denied the petition for rehearing.

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Securities Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement:

99.1 Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - None

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY LIMITED PARTNERSHIP
	By:	ARDEN REALTY, INC.
	Its:	General Partner

Date: May 12, 2003	By:	/s/ Andrew J. Sobel

Andrew J. Sobel
Executive Vice President - Strategic Planning
and Operations

Date: May 12, 2003	By:	/s/ Richard S. Davis

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ David A. Swartz

David A. Swartz
General Counsel and Secretary
Arden Realty, Inc.