Form 10-K/A
period 2003-12-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2004-03-31
CIK 1111853

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any further amendment to Registrant’s Form 10-K for the fiscal year ended December 31, 2003. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X]

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

EXPLANATORY NOTE

This Form 10-K/A amending Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (“Form 10-K”) is being filed solely to correct certain typographical errors, including the transposition of certain column headings in the Consolidated Statements of Partners’ Capital included therein. References herein to the Form 10-K shall be deemed to refer to the Form 10-K as amended by this Form 10-K/A.

ARDEN REALTY LIMITED PARTNERSHIP

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

        Following is a summary of our property portfolio as of December 31, 2003:

Location	Number of Properties(1)			Number of Buildings(1)			Approximate Net Rentable Square Feet(1)			Property Operating Results(2), (3) For the Year Ended December 31, 2003
										($000's and unaudited)
	Total		% of Total	Total		% of Total	Total		% of Total	Total	% of Total
Los Angeles County
West(4)	30		23%	32		15%	4,882,004		26%	$104,331	37%
North	27		21%	43		20%	3,149,186		17%	45,590	16%
South	16		12%	21		10%	3,057,925		16%	39,457	14%

Subtotal	73		56%	96		45%	11,089,115		59%	189,378	67%

Orange County	23		18%	56		26%	3,676,119		20%	46,278	17%
San Diego County	26		20%	41		19%	2,958,628		16%	35,506	13%
Ventura/Kern Counties	6		5%	17		8%	778,363		4%	9,620	3%
Riverside County(5)	1		1%	4		2%	133,481		1%	--	--

Total	129	(6)	100%	214	(6)	100%	18,635,706	(6)	100%	$280,782	100%

(1)	Includes two properties with approximately 295,000 net rentable square feet held for disposition.

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net Income	$65,994	$77,663	$106,257

Add:
General and administrative expense	16,409	11,804	11,083
Interest expense	93,767	88,516	86,651
Depreciation and amortization	118,114	106,182	98,136
Minority interest	103	110	127
Less:
Interest and other income	(734)	(2,542)	(2,941)
Gain on sale of discontinued properties .	(5,937)	--	--
Discontinued operations	(6,934)	(8,929)	(8,111)
Gain on sale of operating properties	--	(1,967)	(4,591)

Property Operating Results	$280,782	$270,837	$286,611

(3)	Excludes the operating results of one property sold during the first quarter of 2003, five properties sold during the second quarter of 2003, two properties sold during the fourth quarter of 2003 and two properties classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our consolidated statements of income.

(4)	Includes a retail property with approximately 37,000 net rentable square feet. (5) Includes a retail property with approximately 133,000 net rentable square feet.

(5)	Includes a retail property with approximately 133,000 net rentable square feet.

(6)	Including one development property currently under lease-up, our total portfolio consists of 130 properties with 215 buildings and approximately 18.9 million rentable square feet.

        The following is a summary of our occupancy and in-place rents as of December 31, 2003:

Location	Percent Occupied		Percent Leased		Annualized Base Rent Per Leased Square Foot(1)
					Portfolio Total	Full Service Gross Leases(2)
Los Angeles County
West	92.3	%(3)	94.4	%(3)	$27.96	$28.07
North	90.6%		92.2%		21.63	22.47
South	86.6%		87.7%		19.39	20.51
Orange County	93.2%		94.4%		18.35	21.70
San Diego County	85.3%		87.9%		19.27	23.52
Ventura/Kern Counties	96.9%		97.9%		18.77	19.26
Riverside County	99.4%		99.4%		12.76	--

Total/Weighted Average	90.4%		92.1%		$21.76	$23.78

(1)	Based on monthly contractual base rent under existing leases as of December 31, 2003, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 35 properties and approximately 3.9 million square feet under triple net and modified gross leases.

(3)	Excludes a 283,000 net rentable square foot development property under lease-up that as of February 4, 2004 was 74% leased and 60% occupied.

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

        The following table summarizes information about this property as of December 31, 2003:

Property	Square Feet	Costs Incurred To Date (in thousands)	Estimated Total Cost(1) (in thousands)	Percent Leased at 2/4/04	Shell Completion Date	Estimated Stabilization Date(2)	Estimated Year 1 Stabilized Cash Property Operating Results(3) (in thousands)	Estimated Year 1 Annual Cash Yield	Estimated Year 1 Annual GAAP Yield(4)
Howard Hughes Center:
6100 Center Drive	$283,000	$75,627	$81,500	74%	2nd Qtr 2002	2nd Qtr 2004	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs.

(2)	We consider a property to be stabilized when the property is at least 95% leased.

(3)	We consider stabilized Cash Property Operating Results to be the rental revenues from the property less the operating expenses of the property on a cash basis before deducting financing costs (interest and principle payments) after the property is at least 95% leased. Property Operating Results are discussed in greater detail in Note (2) to the Existing Portfolio summary table above.

(4)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

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

        Dispositions

        The following table summarizes our disposition activity during 2003:

Property	County	Submarket	Date of Sale	Property Type	Square Feet	Gross Sales Price ($000s)
9201 Sunset	Los Angeles	West Hollywood	March 11, 2003	Office	139,711	$32,350
Centrelake Plaza	San Bernardino	Inland Empire West	April 11, 2003	Office	110,763	14,395
Havengate Center	San Bernardino	Inland Empire East	April 11, 2003	Office	80,557	10,521
HDS Plaza	San Bernardino	Inland Empire East	April 11, 2003	Office	104,178	12,371
Chicago Avenue Business Park	Riverside	Inland Empire East	April 11, 2003	Office	47,482	6,113
Lambert Plaza	Orange	North County	May 22, 2003	Office	32,807	5,000
Pennsfield Plaza	Los Angeles	Simi/Conejo Valley	November 5, 2003	Office	21,202	3,555
Lyons Plaza	Los Angeles	Simi/Conejo Valley	December 11, 2003	Office	61,203	9,200

					597,903	$93,505

        Acquisitions

        The following table summarizes our acquisition activity during 2003:

Property	County	Submarket	Date of Purchase	Property Type	Square Feet	Gross Purchase Price ($000s)
Governor Executive Centre II	San Diego	Governor Park	December 23, 2003	Office	101,433	$23,400

        The following table presents specific information regarding our 129 stabilized properties as of December 31, 2003:

Property Name	Submarket	Location	Year(s) Built/ Renovated	Approximate Net Rentable Square Feet
Los Angeles County
Los Angeles West
9665 Wilshire	Beverly Hills/Century City	Beverly Hills	1972/92-93	158,684
Beverly Atrium	Beverly Hills/Century City	Beverly Hills	1989	59,650
8383 Wilshire	Beverly Hills/Century City	Beverly Hills	1971/93	417,463
120 S. Spalding	Beverly Hills/Century City	Beverly Hills	1984	60,656
9100 Wilshire Blvd	Beverly Hills/Century City	Beverly Hills	1971/90	326,227
Century Park Center	Beverly Hills/Century City	Los Angeles	1972/94	243,404
10350 Santa Monica	Beverly Hills/Century City	Los Angeles	1979	42,292
10351 Santa Monica	Beverly Hills/Century City	Los Angeles	1984	96,251
Westwood Terrace	Westwood/West Los Angeles	Los Angeles	1988	135,943
1950 Sawtelle	Westwood/West Los Angeles	Los Angeles	1988/95	103,106
10780 Santa Monica	Westwood/West Los Angeles	Los Angeles	1984	92,486
Wilshire Pacific Plaza	Westwood/West Los Angeles	Los Angeles	1976/87	100,122
World Savings Center (2)	Westwood/West Los Angeles	Los Angeles	1983	469,115
11075 Santa Monica	Westwood/West Los Angeles	Los Angeles	1983	35,696
2730 Wilshire	Westwood/West Los Angeles	Santa Monica	1985	55,080
2800 28th Street	Westwood/West Los Angeles	Santa Monica	1979	103,506
1919 Santa Monica	Westwood/West Los Angeles	Santa Monica	1991	43,796
2001 Wilshire Blvd	Westwood/West Los Angeles	Santa Monica	1980	101,125
Westwood Center	Westwood/West Los Angeles	Santa Monica	1965/2000	313,000
400 Corporate Pointe	Marina Area/Culver City/LAX	Culver City	1987	164,598
600 Corporate Pointe	Marina Area/Culver City/LAX	Culver City	1989	273,339
Bristol Plaza	Marina Area/Culver City/LAX	Culver City	1982	84,014
Northpoint	Marina Area/Culver City/LAX	Los Angeles	1991	104,235
Howard Hughes Spectrum Club .	Marina Area/Culver City/LAX	Los Angeles	1993	36,959
Howard Hughes Tower	Marina Area/Culver City/LAX	Los Angeles	1987	313,833
6060 Center Drive	Marina Area/Culver City/LAX	Los Angeles	2000	241,928
6080 Center Drive	Marina Area/Culver City/LAX	Los Angeles	2002	287,148
Univision-5999 Center Drive .	Marina Area/Culver City/LAX	Los Angeles	2001	161,650
6100 Wilshire	Park Mile/West Hollywood	Los Angeles	1986	202,704
145 South Fairfax	Park Mile/West Hollywood	Los Angeles	1984	53,994

Subtotal/Weighted Average -
Los Angeles West				4,882,004

[Additional columns below.]

Property Name	Percentage of Total Portfolio Net Rentable Square Feet	Percent Leased	Annualized Base Rent ($000s)	Number of Leases	Annualized Base Rent per Leased Net Rentable Square Feet(1)
Los Angeles County
Los Angeles West
9665 Wilshire	0.9%	100.0%	$6,338	23	$39.46
Beverly Atrium	0.3	99.6	1,665	15	28.01
8383 Wilshire	2.2	98.3	10,581	134	25.79
120 S. Spalding	0.3	100.0	2,499	15	39.50
9100 Wilshire Blvd	1.8	94.9	8,586	74	27.73
Century Park Center	1.3	98.3	5,451	98	22.79
10350 Santa Monica	0.2	89.7	883	16	23.28
10351 Santa Monica	0.5	90.9	2,006	15	22.94
Westwood Terrace	0.7	99.6	3,763	27	27.81
1950 Sawtelle	0.6	86.4	2,127	36	23.88
10780 Santa Monica	0.5	88.7	2,032	32	24.79
Wilshire Pacific Plaza	0.5	96.5	2,392	41	24.76
World Savings Center(2)	2.5	88.9	12,247	51	29.37
11075 Santa Monica	0.2	100.0	844	8	23.66
2730 Wilshire	0.3	99.9	1,502	31	27.30
2800 28th Street	0.6	97.2	2,684	41	26.69
1919 Santa Monica	0.2	95.1	1,164	5	27.93
2001 Wilshire Blvd	0.5	95.1	2,499	21	25.99
Westwood Center	1.7	99.5	11,226	45	36.06
400 Corporate Pointe	0.9	67.3	2,024	16	18.26
600 Corporate Pointe	1.5	91.5	5,465	23	21.86
Bristol Plaza	0.4	93.8	1,652	28	20.95
Northpoint	0.6	62.5	1,955	5	30.00
Howard Hughes Spectrum Club	0.2	100.0	967	1	26.16
Howard Hughes Tower	1.7	99.0	8,297	39	26.70
6060 Center Drive	1.3	100.0	8,190	8	33.00
6080 Center Drive	1.5	93.0	9,654	15	36.15
Univision-5999 Center Drive	0.9	100.0	4,247	2	25.53
6100 Wilshire	1.1	94.6	4,736	54	24.71
145 South Fairfax	0.3	97.7	1,152	14	21.84

Subtotal/Weighted Average -
Los Angeles West	26.2%	94.4%	$128,828	933	$27.96

Property Name	Submarket	Location	Year(s) Built/ Renovated	Approximate Net Rentable Square Feet
Los Angeles North
Calabasas Commerce Center	Simi/Conejo Valley	Calabasas	1990	126,771
Calabasas Tech	Simi/Conejo Valley	Calabasas	1990/2001	273,526
Conejo Business Center	Simi/Conejo Valley	Thousand Oaks	1991	69,017
Marin Corporate Center	Simi/Conejo Valley	Thousand Oaks	1986	51,360
Hillside Corporate Center	Simi/Conejo Valley	Westlake	1998	59,876
Westlake - 5601 Lindero	Simi/Conejo Valley	Westlake	1989	105,830
Westlake Gardens	Simi/Conejo Valley	Westlake	1998	49,639
Westlake Gardens II	Simi/Conejo Valley	Westlake	1999	48,874
Woodland Hills	West San Fernando Valley	Woodland Hills	1972/95	224,955
Los Angeles Corporate Center	San Gabriel Valley	Monterey Park	1984/86	389,293
Clarendon Crest	West San Fernando Valley	Woodland Hills	1990	43,063
Tourney Pointe	Santa Clarita Valley	Santa Clarita	1985/98-2000	219,991
16000 Ventura	Central San Fernando Valley	Encino	1980/96	174,841
15250 Ventura	Central San Fernando Valley	Sherman Oaks	1970/90-91	110,641
Noble Professional Center	Central San Fernando Valley	Sherman Oaks	1985/93	51,828
Sunset Pointe Plaza	Valencia	Newhall	1988	58,105
	East San Fernando
303 Glenoaks	Valley/Tri-Cities	Burbank	1983/96	175,289
	East San Fernando
601 S. Glenoaks	Valley/Tri-Cities	Burbank	1990	72,524
	East San Fernando
Burbank Executive Plaza	Valley/Tri-Cities	Burbank	1983	60,395
	East San Fernando
333 N Glenoaks	Valley/Tri-Cities	Burbank	1978	81,243
	East San Fernando
425 West Broadway	Valley/Tri-Cities	Glendale	1984	71,589
	East San Fernando
Glendale Corporate Center	Valley/Tri-Cities	Glendale	1985	108,209
	East San Fernando
70 South Lake	Valley/Tri-Cities	Pasadena	1982/94	100,133
	East San Fernando
150 East Colorado Boulevard	Valley/Tri-Cities	Pasadena	1979/97	61,168
	East San Fernando
299 N. Euclid	Valley/Tri-Cities	Pasadena	1983	73,522
	East San Fernando
5161 Lankershim	Valley/Tri-Cities	North Hollywood	1985/97	178,317
	East San Fernando
535 N. Brand Blvd	Valley/Tri-Cities	North Hollywood	1973/92/99	109,187

Subtotal/Weighted Average -
Los Angeles North				3,149,186

[Additional columns below.]

Property Name	Percentage of Total Portfolio Net Rentable Square Feet	Percent Leased	Annualized Base Rent ($000s)	Number of Leases	Annualized Base Rent per Leased Net Rentable Square Feet(1)
Los Angeles North
Calabasas Commerce Center	0.7%	96.7%	$1,932	11	$15.76
Calabasas Tech	1.5	91.2	4,487	14	17.99
Conejo Business Center	0.4	90.7	1,302	28	20.80
Marin Corporate Center	0.3	90.6	1,053	29	22.63
Hillside Corporate Center	0.3	87.2	1,324	10	25.35
Westlake - 5601 Lindero	0.6	95.6	1,870	5	18.49
Westlake Gardens	0.3	80.8	1,079	15	26.89
Westlake Gardens II	0.3	100.0	1,290	4	26.40
Woodland Hills	1.2	84.5	4,414	67	23.21
Los Angeles Corporate Center	2.1	100.0	8,662	47	22.20
Clarendon Crest	0.2	97.9	878	18	20.82
Tourney Pointe	1.2	85.0	3,842	34	20.53
16000 Ventura	0.9	96.8	3,706	47	21.91
15250 Ventura	0.6	86.9	2,242	36	23.32
Noble Professional Center	0.3	100.0	1,175	19	22.49
Sunset Pointe Plaza	0.3	99.7	1,493	28	25.78
303 Glenoaks	0.9	95.0	3,725	30	22.36
601 S. Glenoaks	0.4	74.6	1,107	16	20.48
Burbank Executive Plaza	0.3	93.4	1,308	16	23.19
333 N Glenoaks	0.4	80.1	1,322	12	20.32
425 West Broadway	0.4	100.0	1,543	15	21.49
Glendale Corporate Center	0.6	82.1	1,823	20	20.51
70 South Lake	0.5	100.0	2,574	19	25.54
150 East Colorado Boulevard	0.3	100.0	1,396	20	22.81
299 N. Euclid	0.4	100.0	1,730	4	23.16
5161 Lankershim	0.9	84.3	3,189	7	21.22
535 N. Brand Blvd	0.6	96.9	2,353	43	22.24

Subtotal/Weighted Average -
Los Angeles North	16.9%	92.2%	$62,819	614	$21.63

Property Name	Submarket	Location	Year(s) Built/ Renovated	Approximate Net Rentable Square Feet
Los Angeles South
Long Beach Airport Bldg D(2)	Long Beach	Long Beach	1987/95	121,610
Long Beach Airport Bldg F & G(2)	Long Beach	Long Beach	1987/95	150,403
5000 East Spring(2)	Long Beach	Long Beach	1989/95	163,358
100 Broadway	Long Beach	Long Beach	1987/96	191,727
1501 Hughes Way	Long Beach	Long Beach	1983/97	77,060
3901 Via Oro	Long Beach	Long Beach	1986/97	53,195
Oceangate Tower	Long Beach	Long Beach	1971/93-94	210,907
Continental Grand Plaza	El Segundo	El Segundo	1986	235,926
Grand Avenue Plaza (1970)	El Segundo	El Segundo	1980	81,448
5200 West Century	Marina Area/Culver City/LAX	Culver City	1982/98-99	310,910
Skyview Center	Marina Area/Culver City/LAX	Los Angeles	1981/87/95	391,675
South Bay Centre	Torrance	Gardena	1984	202,830
Pacific Gateway	Torrance	Torrance	1982/90	223,731
Mariner Court	Torrance	Torrance	1989	105,436
South Bay Tech	Torrance	Torrance	1984	104,815
Gateway Towers	Torrance	Torrance	1984/86	432,894

Subtotal/Weighted Average -
Los Angeles South				3,057,925

[Additional columns below.]

Property Name	Percentage of Total Portfolio Net Rentable Square Feet	Percent Leased	Annualized Base Rent ($000s)	Number of Leases	Annualized Base Rent per Leased Net Rentable Square Feet(1)
Los Angeles South
Long Beach Airport Bldg D (2)	0.6%	100.0%	$1,211	1	$9.96
Long Beach Airport Bldg F & G(2)	0.8	100.0	1,354	1	9.00
5000 East Spring(2)	0.9	79.0	3,178	36	24.61
100 Broadway	1.0	90.8	4,044	37	23.23
1501 Hughes Way	0.4	97.3	1,385	6	18.47
3901 Via Oro	0.3	90.3	826	5	17.18
Oceangate Tower	1.1	91.8	3,478	41	17.96
Continental Grand Plaza	1.3	87.6	5,211	32	25.22
Grand Avenue Plaza (1970)	0.4	46.2	810	7	21.52
5200 West Century	1.7	94.8	5,298	32	17.98
Skyview Center	2.1	73.1	4,519	49	15.78
South Bay Centre	1.1	98.7	3,933	34	19.64
Pacific Gateway	1.2	93.1	4,383	39	21.04
Mariner Court	0.6	94.9	2,020	36	20.18
South Bay Tech	0.6	55.3	1,040	6	17.96
Gateway Towers	2.3	91.6	9,271	70	23.38

Subtotal/Weighted Average -
Los Angeles South	16.4%	87.7%	$51,961	432	$19.39

Property Name	Submarket	Location	Year(s) Built/ Renovated	Approximate Net Rentable Square Feet
Orange County
Whittier	San Gabriel Valley	Whittier	1982	135,415
1370 Valley Vista	San Gabriel Valley	Diamond Bar	1988	84,081
5832 Bolsa	West County	Huntington
		Beach	1985	49,355
Huntington Beach Plaza	West County	Huntington
		Beach	1984/96	52,186
5702 Bolsa	West County	Huntington
		Beach	1987/97	27,731
5672 Bolsa	West County	Huntington
		Beach	1987	11,968
5632 Bolsa	West County	Huntington
		Beach	1987	21,568
Huntington Commerce Center	West County	Huntington
		Beach	1987	67,551
City Centre	West County	Fountain Valley	1982	302,519
Fountain Valley Plaza	West County	Fountain Valley	1982	107,252
3300 Irvine Avenue	Greater Airport Area	Newport Beach	1981/97	74,224
1821 Dyer	Greater Airport Area	Irvine	1980/88	115,061
Von Karman Corporate Center	Greater Airport Area	Irvine	1981/84	451,477
Norwalk	Long Beach	Norwalk	1978/94	122,175
91 Freeway Center	Mid-Cities	Artesia	1986/97	93,277
1503 South Coast	Greater Airport Area	Costa Mesa	1979/97	60,605
222 South Harbor (2)	Tri-Freeway Area	Anaheim	1986/91	175,391
Crown Cabot Financial	South County	Laguna Niguel	1989	172,900
625 The City	Tri-Freeway Area	Orange	1985/97	139,806
Orange Financial Center	Central County	Orange	1985/95	305,439
Centerpointe La Palma	North County	La Palma	1986/88/90	597,550
Savi Tech Center	North County	Yorba Linda	1989	341,446
Yorba Linda Business Park	North County	Yorba Linda	1988	167,142

Subtotal/Weighted Average -
Orange County				3,676,119

[Additional columns below.]

Property Name	Percentage of Total Portfolio Net Rentable Square Feet	Percent Leased	Annualized Base Rent ($000s)	Number of Leases	Annualized Base Rent per Leased Net Rentable Square Feet(1)
Orange County
Whittier	0.7%	100.0%	$3,012	46	$22.19
1370 Valley Vista	0.5	100.0	1,783	13	21.02
5832 Bolsa	0.3	100.0	799	1	16.20
Huntington Beach Plaza	0.3	81.6	739	17	17.35
5702 Bolsa	0.1	100.0	221	2	7.96
5672 Bolsa	0.1	100.0	100	1	8.28
5632 Bolsa	0.1	100.0	179	1	8.28
Huntington Commerce Center	0.4	99.7	612	23	9.08
City Centre	1.6	64.2	4,478	19	23.07
Fountain Valley Plaza	0.6	100.0	2,150	9	19.95
3300 Irvine Avenue	0.4	96.9	1,798	29	25.00
1821 Dyer	0.6	100.0	1,549	4	12.14
Von Karman Corporate Center	2.4	96.1	9,221	32	21.25
Norwalk	0.7	97.3	2,241	16	18.85
91 Freeway Center	0.5	94.9	1,753	37	19.81
1503 South Coast	0.3	77.4	884	21	18.85
222 South Harbor (2)	0.9	98.2	3,429	24	19.91
Crown Cabot Financial	0.9	100.0	4,752	43	27.29
625 The City	0.8	92.2	2,624	31	20.35
Orange Financial Center	1.6	96.6	6,501	40	22.04
Centerpointe La Palma	3.2	94.1	10,310	93	18.33
Savi Tech Center	1.8	100.0	3,074	4	9.00
Yorba Linda Business Park	0.9	98.5	1,470	60	8.93

Subtotal/Weighted Average -
Orange County	19.7%	94.4%	$63,679	566	$18.35

Property Name	Submarket	Location	Year(s) Built/ Renovated	Approximate Net Rentable Square Feet
San Diego County
701 B Street (2)	Downtown	San Diego	1982/96	540,413
Foremost Professional Plaza	I-15 Corridor	San Diego	1992	60,534
Activity Business Center	I-15 Corridor	San Diego	1987	167,045
Bernardo Regency	I-15 Corridor	San Diego	1986	47,916
Carlsbad Corporate Center	North Coast	Carlsbad	1996	125,000
10180 Scripps Ranch	I-15 Corridor	San Diego	1978/96	43,560
Cymer Technology Center	I-15 Corridor	Rancho
		Bernardino	1986	155,612
Via Frontera	I-15 Corridor	Rancho
		Bernardino	1982/97	77,920
Poway Industrial	I-15 Corridor	Poway	1991/96	112,000
Balboa Corporate Center	Mission Valley/Kearny Mesa	San Diego	1990	69,890
Panorama Corporate Center	Mission Valley/Kearny Mesa	San Diego	1991	133,149
Ruffin Corporate Center	Mission Valley/Kearny Mesa	San Diego	1990	45,059
Skypark Office Plaza	Mission Valley/Kearny Mesa	San Diego	1986	202,164
Governor Park Plaza	North City	San Diego	1986	104,065
Westridge	North City	San Diego	1984/96	48,955
5120 Shoreham	North City	San Diego	1984	37,759
Morehouse Tech Center	North City	San Diego	1984	181,207
Torreyana Science Park	North City	La Jolla	1980/97	81,204
Waples Tech Center	North City	San Diego	1990	28,119
Genesee Executive Plaza	North City	San Diego	1984	155,820
10251 Vista Sorrento	North City	San Diego	1981/95	69,386
Carmel Valley Centre	Del Mar Heights	San Diego	1987/89	107,197
Governor Executive Center	Governor Park	San Diego	1988	52,195
Governor Executive Center II	Governor Park	San Diego	1989	101,433
Crossroads	Mission Valley	San Diego	1979	133,566
Carmel View Office Plaza	Rancho Bernardo/Poway	San Diego	1985	77,460

Subtotal/Weighted Average -
San Diego County				2,958,628

[Additional columns below.]

Property Name	Percentage of Total Portfolio Net Rentable Square Feet	Percent Leased	Annualized Base Rent ($000s)	Number of Leases	Annualized Base Rent per Leased Net Rentable Square Feet(1)
Los Angeles North
701 B Street (2)	2.9%	84.9%	$10,563	70	$23.02
Foremost Professional Plaza	0.3	98.7	1,472	36	24.64
Activity Business Center	0.9	77.2	1,775	39	13.76
Bernardo Regency	0.3	89.2	1,071	15	25.06
Carlsbad Corporate Center	0.7	100.0	1,625	1	12.60
10180 Scripps Ranch	0.2	100.0	463	1	10.63
Cymer Technology Center	0.8	100.0	1,867	2	12.00
Via Frontera	0.4	100.0	855	6	10.84
Poway Industrial	0.6	100.0	672	1	6.00
Balboa Corporate Center	0.4	--	--	--	--
Panorama Corporate Center	0.7	88.3	1,963	2	16.69
Ruffin Corporate Center	0.2	100.0	351	1	7.80
Skypark Office Plaza	1.1	75.9	2,364	20	15.40
Governor Park Plaza	0.6	96.3	2,454	20	24.50
Westridge	0.3	100.0	780	4	15.92
5120 Shoreham	0.2	100.0	826	7	21.79
Morehouse Tech Center	1.0	100.0	3,171	8	17.46
Torreyana Science Park	0.4	100.0	1,949	1	24.00
Waples Tech Center	0.2	99.3	407	4	14.59
Genesee Executive Plaza	0.8	88.2	3,378	23	24.57
10251 Vista Sorrento	0.4	--	--	--	--
Carmel Valley Centre	0.6	92.3	3,206	15	32.41
Governor Executive Center	0.3	93.6	1,293	11	26.46
Governor Executive Center II	0.5	99.4	2,825	17	28.03
Crossroads	0.7	100.0	2,901	10	21.57
Carmel View Office Plaza	0.4	100.0	1,901	15	24.50

Subtotal/Weighted Average -
San Diego County	15.9%	87.9%	$50,132	329	$19.27

Property Name	Submarket	Location	Year(s) Built/ Renovated	Approximate Net Rentable Square Feet
Ventura & Kern Counties
Parkway Center I	Bakersfield	Bakersfield	1992/95	61,333
4900 California	Bakersfield	Bakersfield	1983	155,189
Center Promenade	West County	Ventura	1982	174,837
1000 Town Center	West County	Oxnard	1989	107,656
Solar Drive Business Center	West County	Oxnard	1982	125,132
Camarillo Business Park	West County	Camarillo	1984/97	154,216

Subtotal/Weighted Average -
Ventura & Kern Counties				778,363

Riverside County
Tower Plaza Retail	Temecula	Temecula	1970/97	133,481

Subtotal/Weighted Average -
Riverside County				133,481

Portfolio Total/
Weighted Average				18,635,706

[Additional columns below.]

Property Name	Percentage of Total Portfolio Net Rentable Square Feet	Percent Leased	Annualized Base Rent ($000s)	Number of Leases	Annualized Base Rent per Leased Net Rentable Square Feet(1)
Ventura & Kern Counties
Parkway Center I	0.3%	95.6%	$1,070	13	$18.25
4900 California	0.8	93.8	2,483	20	17.06
Center Promenade	1.0	95.4	2,988	64	17.92
1000 Town Center	0.6	100.0	2,293	11	21.23
Solar Drive Business Center	0.7	100.0	2,525	40	18.36
Camarillo Business Park	0.8	94.6	2,945	28	20.20

Subtotal/Weighted Average -
Ventura & Kern Counties	4.2%	97.9%	$14,304	176	$18.77

Riverside County
Tower Plaza Retail	0.7%	99.4%	$1,692	30	$12.76

Subtotal/Weighted Average -
Riverside County	0.7%	99.4%	$1,692	30	$12.76

Portfolio Total/
Weighted Average	100.0%	92.1%	$373,415	3,080	$21.76

(1)	Calculated as monthly contractual base rent under existing leases as of December 31, 2003, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

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

        The following table presents information as of December 31, 2003 derived from our ten largest tenants based on the percentage of aggregate portfolio annualized base rent:

Tenant	Number of Locations	Weighted Average Remaining Lease Term in Months	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Base Rent(1)	Net Rentable Square Feet	Annualized Base Rent (in thousands)
State of California	25	48	2.25%	2.18%	386,808	$8,144
Vivendi Universal	2	76	1.35	2.09	231,681	7,803
University of Phoenix	6	35	1.18	1.15	201,870	4,277
Univision Television Group	1	214	0.97	1.14	166,363	4,246
Ceridian Corporation	2	81	0.89	0.94	152,071	3,507
Atlantic Richfield	1	32	0.79	0.77	135,609	2,887
Westfield Corporation	1	92	0.61	0.75	104,874	2,802
State Compensation Insurance Fund	1	51	0.66	0.71	113,513	2,656
U.S. Government	15	30	0.66	0.70	112,945	2,618
Haight, Brown & Bonesteel, LLP .	1	91	0.36	0.69	61,399	2,579

Total/Weighted Average(2)	55	72	9.72%	11.12%	1,667,133	$41,519

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2003, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

        The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2003:

North American Industrial Classification System Description (NAICS)	NAICS Code	Occupied Square Feet	Percentage of Total Occupied Portfolio
Professional, Scientific, and Technical Services	541	4,496,237	26.71%
Finance and Insurance	521-525	2,675,992	15.89
Information	511-519	1,957,019	11.62
Manufacturing	311-339	1,341,813	7.97
Health Care and Social Assistance	621-624	1,057,784	6.28
Administrative and Support and Waste Management and Remediation Services	561-562	685,729	4.07
Public Administration	921-928	755,814	4.49
Educational Services	611	764,151	4.54
Real Estate, Rental and Leasing	531-533	824,008	4.89
Wholesale Trade	423-425	547,385	3.25
Transportation and Warehousing	481-493	396,205	2.35
Arts, Entertainment, and Recreation	711-713	324,087	1.92
Construction	236-238	255,239	1.52
Accommodation and Food Services	721-722	194,866	1.16
Other Services (except Public Administration)	811-814	253,959	1.51
Retail Trade	441-454	154,722	0.92
Mining	211-213	54,399	0.32
Management of Companies and Enterprises	551	21,970	0.13
Utilities	221	8,975	0.05
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04
Other - Uncategorized	--	61,515	0.37

Total Square Feet Occupied		16,837,934	100.00%

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

        Lease Expirations

        The following table presents a summary schedule of the total lease expirations for our 129 stabilized properties for leases in place at December 31, 2003. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Aggregate Portfolio Leased Square Feet	Annualized Base Rent of Expiring Leases(1) ($000s)	Average Annualized Base Rent per Square Foot of Expiring Leases	Average Percentage of Aggregate Portfolio Annualized Base Rent
Month-to-Month	115	387,672	2.26%	$7,345	$18.95	1.82%
Q1 2004	177	777,830	4.53	15,363	19.75	3.81
Q2 2004	164	536,229	3.13	11,929	22.25	2.95
Q3 2004	183	875,113	5.10	19,425	22.20	4.81
Q4 2004	178	968,647	5.64	18,987	19.60	4.70

2004 Sub-Total(2)	702	3,157,819	18.40	65,704	20.81	16.27
2005	643	3,108,096	18.11	66,129	21.28	16.38
2006	548	2,660,416	15.51	62,144	23.36	15.39
2007	370	1,983,663	11.56	47,029	23.71	11.65
2008	347	2,072,137	12.08	51,495	24.85	12.75
2009	125	1,032,902	6.02	25,799	24.98	6.39
2010	73	912,939	5.32	24,075	26.37	5.96
2011	34	555,322	3.24	18,086	32.57	4.48
2012	33	473,347	2.76	13,192	27.87	3.27
2013	27	342,583	2.00	9,647	28.16	2.39
2014+	63	470,749	2.74	13,116	27.86	3.25

Total/Weighted Average	3,080	17,157,645	100.00%	$403,761	$23.53	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(2)	Excludes month-to-month leases.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except ratio and per unit amounts)
Operating Data:
Revenues	$414,269	$397,029	$406,717	$374,821	$328,250
Property operating expenses	(132,753)	(123,650)	(117,165)	(106,517)	(97,158)
General and administrative expense	(16,409)	(11,804)	(11,083)	(8,306)	(6,753)
Depreciation and amortization	(118,114)	(106,182)	(98,136)	(83,244)	(67,428)
Interest expense	(93,767)	(88,516)	(86,651)	(79,211)	(60,867)

Income from continuing operations before
gain on sale of properties and minority interest	53,226	66,877	93,682	97,543	96,044
Gain on sale of operating properties	--	1,967	4,591	2,132	--

Income from continuing operations before
minority interest	53,226	68,844	98,273	99,675	96,044
Minority interest	(103)	(110)	(127)	(144)	(169)

Income from continuing operations	53,123	68,734	98,146	99,531	95,875
Discontinued operations	6,934	8,929	8,111	5,678	6,518
Gain on sale of discontinued properties	5,937	--	--	--	--

Net income	$65,994	$77,663	$106,257	$105,209	$102,393

Net income allocated to:
Preferred partner	$4,312	$4,312	$4,312	$4,312	$1,354

General and limited partners	$61,682	$73,351	$101,945	$100,897	$101,039

Basic net income per common operating
partnership unit:
Income from continuing operations	$0.75	$0.98	$1.43	$1.45	$1.44
Income from discontinued operations	0.20	0.13	0.12	0.09	0.10

Net income per common operating
partnership unit-basic	$0.95	$1.11	$1.55	$1.54	$1.54

Weighed average number of common
operating partnership units-basic	65,251	65,898	65,872	65,568	65,509

Diluted net income per common operating
partnership unit:
Income from continuing operations	$0.74	$0.97	$1.42	$1.45	$1.44
Income from discontinued operations	0.20	0.14	0.12	0.08	0.10

Net income per common operating
partnership unit -diluted	$0.94	$1.11	$1.54	$1.53	$1.54

Weighed average number of common
operating partnership units-diluted	$65,513	$66,098	$66,132	$65,759	$65,566

Distributions per common operating
partnership unit	$2.02	$2.01	$1.94	$1.84	$1.76

Other Data:
Cash provided by operating activities	$181,653	$200,114	$204,839	194,258	$170,495
Cash used in investing activities	(20,355)	(213,002)	(115,854)	(216,024)	283,574
Cash (used in) provided by financing activities	(160,654)	(20,090)	(57,376)	20,142	115,557
Funds from Operations(1)	176,069	182,801	199,173	186,032	170,876

Selected financial data continues on next page.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Net investment in real estate	$2,646,699	$2,741,624	$2,622,980	$2,603,566	$2,479,111
Total assets	2,746,405	2,835,837	2,763,701	2,706,967	2,572,904
Total indebtedness	1,349,781	1,402,304	1,251,483	1,177,769	1,029,656
Other liabilities	76,638	76,350	62,685	56,885	50,555
Total Partners' Capital	1,317,269	1,354,399	1,446,667	1,469,402	1,489,740

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The white paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net Income	$65,994	$77,663	$106,257
Add:
General and administrative expense	16,409	11,804	11,083
Interest expense	93,767	88,516	86,651
Depreciation and amortization	118,114	106,182	98,136
Minority interest	103	110	127
Less:
Interest and other income	(734)	(2,542)	(2,941)
Gain on sale of discontinued properties	(5,937)	--	--
Discontinued operations	(6,934)	(8,929)	(8,111)
Gain on sale of operating properties	--	(1,967)	(4,591)

Property Operating Results	$280,782	$270,837	$286,611

(2)	The operating results for properties included in continuing and discontinued operations that were owned for all of 2002 and 2003 are discussed below.

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

	Total Variance(1)	Properties Sold, Acquired or Placed in Service after January 1, 2001	Non-Development Properties Owned for all of 2001 and 2002(2)
Revenue from Rental Operations:
Scheduled cash rents	$4,090	$2,359	$1,731
Straight-line rents	(4,566)	96	(4,662)
Tenant reimbursements	420	(51)	471
Parking, net of expense	(443)	(53)	(390)
Other rental operations	(8,790)	(1,947)	(6,843)

	$(9,289)	$404	$(9,693)

Property Expenses:
Repairs and maintenance	2,311	589	1,722
Utilities	1,691	74	1,617
Real estate taxes	287	690	(403)
Insurance	2,295	14	2,281
Ground rent	(989)	--	(989)
Administrative	890	179	711

	$6,485	$1,546	4,939

Other Data:
Number of properties		20	128
Net rentable square feet		2,030	17,880

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net Income	$77,663	$106,257	$105,209
Add:
General and administrative expense	11,804	11,083	8,306
Interest expense	88,516	86,651	79,211
Depreciation and amortization	106,182	98,136	83,244
Minority interest	110	127	144
Less:
Interest and other income	(2,542)	(2,941)	(3,527)
Discontinued operations	(8,929)	(8,111)	(5,678)
Gain on sale of operating properties	(1,967)	(4,591)	(2,132)

Property Operating Results	$270,837	$286,611	$264,777

(2)	The operating results for properties included in continuing and discontinued operations that were owned for all of 2001 and 2002 are discussed below.

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

     Capital Recycling Program

        During 2003 we sold eight properties pursuant to our capital recycling program totaling approximately 598,000 square feet for approximately $93.5 million in gross sales proceeds as follows:

Property	County	Submarket	Date of Sale	Property Type	Square Feet	Gross Sales Price ($000s)
9201 Sunset	Los Angeles	West Hollywood	March 11, 2003	Office	139,711	$32,350
Centrelake Plaza	San Bernardino	Inland Empire West	April 11, 2003	Office	110,763	14,395
Havengate Center	San Bernardino	Inland Empire East	April 11, 2003	Office	80,557	10,521
HDS Plaza	San Bernardino	Inland Empire East	April 11, 2003	Office	104,178	12,371
Chicago Avenue Business Park	Riverside	Inland Empire East	April 11, 2003	Office	47,482	6,113
Lambert Plaza	Orange	North County	May 22, 2003	Office	32,807	5,000
Pennsfield Plaza	Los Angeles	Simi/Conejo Valley	November 5, 2003	Office	21,202	3,555
Lyons Plaza	Los Angeles	Simi/Conejo Valley	December 11, 2003	Office	61,203	9,200

					597,903	$93,505

        The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

        On December 23, 2003, we acquired Governor Executive Centre II, a 101,433 square foot, 96% leased, office property located in the Governor Park submarket of San Diego County for approximately $23.4 million.

     Debt Summary

        Following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2003 (in thousands):

Year	Amount
2004	$184,466
2005	207,470
2006	297,859	(1)
2007	158,961
2008	230,985
2009	112,550
2010	150,565
2011	710
2012	768
2013	845
Thereafter	4,602

Total	$1,349,781

(1)	Includes $158 million outstanding on the Wells Fargo unsecured line of credit.

        Following is other information related to our indebtedness as of December 31, 2003 (in thousands, except percentage and interest rate data):

        Unsecured and Secured Debt:

	Balance	Percent	Weighted Average Interest Rate(1)
	(000's)
Unsecured Debt	$784,952	58%	6.58%
Secured Debt	564,829	42	7.37

Total Debt	$1,349,781	100%	6.91%

        Floating and Fixed Rate Debt:

	Balance	Percent	Weighted Average Interest Rate(1)
	(000's)
Floating Rate Debt(2)	$211,000	16%	3.93%
Fixed Rate Debt(3)	1,138,781	84	7.46

Total Debt	$1,349,781	100%	6.91%

(1)	Includes amortization of prepaid financing costs

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate hedge agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate hedge agreements.

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

Funds From Operations

        The following table reflects the calculation of our funds from operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 (in thousands, except percentages):

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except ratio and per share amounts)
Funds from Operations(1):
Net income	$65,994	$77,663	$106,257	$105,209	$102,393
Depreciation from discontinued operations	2,210	5,235	3,683	4,023	2,409
Gain on sale of discontinued properties	(5,937)	--	--	--	--
Depreciation and amortization	118,114	106,182	98,136	83,244	67,428
Gain on sale of operating properties	--	(1,967)	(4,591)	(2,132)	--
Income allocated to Preferred Operating
Partnership Units	(4,312)	(4,312)	(4,312)	(4,312)	(1,354)

Funds from Operations (2)	176,069	182,801	199,173	186,032	170,876
Arden Realty's percentage share (3)	97.4%	97.3%	96.8%	96.7%	96.2%

Arden Realty's share of Funds from Operations	$171,491	$177,865	$192,799	$179,893	$164,383

Weighted average common shares and
operating partnership units outstanding - Diluted	65,513	66,098	66,132	65,759	65,566

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(b) Reports on Form 8-K

        None.

(c) Exhibits

Exhibit Number	Description

3.1*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on November 15, 1999.

3.2*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of December 20, 2000, by and between Arden Realty Limited Partnership and the persons identified as the "New Partners" therein, filed as an exhibit to Arden Realty Limited Partnership's annual report on Form 10-K filed on March 30, 2001.

3.3*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership's quarterly report on Form 10-Q filed on November 13, 2003.

4.1*	Indenture between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

4.2*	Form of Arden Realty Limited Partnership's unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

4.3*	Form of Arden Realty Limited Partnership's unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-35406).

Exhibit Number	Description

4.4*	Form of Arden Realty Limited Partnership's unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

4.5*	Form of Arden Realty Limited Partnership's 7.00% Note due 2007, dated November 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership's current report on Form 8-K filed on November 9, 2001.

4.6*	Officers' certificate dated March 17, 2000 with respect to the terms of Arden Realty Limited Partnership's 8.875% senior note due 2005 and 9.150% Senior Notes due 2010 as filed as an exhibit to Arden Realty's annual report on Form 10-K filed on April 1, 2002.

4.7*	Officers' certificate dated November 20, 2000 with respect to the terms of Arden Realty Limited Partnership's 8.50% Senior Notes due 2010 as filed as an exhibit to Arden Realty's annual report on Form 10-K filed on April 1, 2002.

4.8*	Officer's certificate dated November 9, 2001 with respect to the terms of Arden Realty Limited Partnership's 7.00% Note due 2007, filed as an exhibit to Arden Realty Limited Partnership's current report on Form 8-K filed on November 9, 2001.

4.9*	Second Amendment to Rights Agreement, dated as of June 19, 2003, between Arden Realty and The Bank of New York, filed as an exhibit to Arden Realty's current report on Form 8-K dated July 1, 2003.
10.1*^	1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-08163).
10.2*^	Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed on June 23, 1998.
10.3*^	Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-08163).
10.4*	Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.5*	Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).

10.6*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).
10.7*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).

Exhibit Number	Description

10.8*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.9*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.10*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, a Maryland limited partnership ("Manager"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.11*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.12*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.13*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.14*	Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.15*	Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Maker"), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).

10.16*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).
10.17*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).
10.18*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.19*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Assignor"), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns ("Assignee"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

Exhibit Number	Description

10.20*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Borrower"), Lehman Brothers Realty Corporation, a Delaware corporation, ("Lender"), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.21*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Debtor"), and Lehman Brothers Realty Corporation, a Delaware corporation ("Secured Party"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.22*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company ("Indemnitor"), in favor of Lehman Brothers Realty Corporation, a Delaware corporation ("Lender"), filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.23*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 14, 1998.

10.24*^	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A on December 15, 1998.

10.25*^	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed on December 15, 1998.

10.26*^	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty's quarterly report on Form 10-Q/A filed on December 15, 1998.

10.27*^	Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and Mr. Robert Peddicord, filed as a exhibit to Arden Realty's quarterly report on Form 10-Q filed on August 8, 2000.

10.28*	Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-08163).

10.29*	Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on May 12, 2000.

10.30*	Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty's special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty's registration statement on Form S-11 (No. 333-30059).

10.31*	Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed on April 20, 1999.

Exhibit Number	Description

10.32*	Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty's current report on Form 8-K filed on April 20, 1999.

10.33*	Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed on April 20, 1999.

10.34*	Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed on April 20, 1999.

10.35*	Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty's current report on Form 8-K filed on April 20, 1999.

10.42*^	Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.43*^	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.44*^	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership's registration statement on Form S-4 (No. 333-53376).

10.45*^	Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty's Schedule 14A filed on April 25, 2000.
10.46*^	Amended and Restated Employment Agreement dated June 2, 1999, between Arden Realty and Mr. Richard S. Davis as filed as an exhibit to Arden Realty Limited Partnership's annual report on Form 10-K filed on April 1, 2002.

10.47*^	Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty Limited Partnership and Arden Realty Limited Partnership dated September 20, 2001 as filed as an exhibit to Arden Realty's quarterly report on Form 10-Q filed on November 14, 2001.

10.48*^	Form of Promissory Note entered into on July 19, 2001 and September 28, 2001 between Arden Realty Limited Partnership and Andrew Sobel and Robert Peddicord, respectively, as filed as an exhibit to Arden Realty Limited Partnership's quarterly report on Form 10-Q filed on November 14, 2001.

10.49*^	Amended and Restated Employment Agreement dated March 29, 2002, between Mr. Andrew Sobel and Arden Realty as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 2002.

10.51*	Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of June 12, 2002 as filed as an exhibit to Arden Realty Limited Partnership's quarterly report on Form 10-Q filed on August 14, 2002.

10.52*	Third Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and a group of lenders led by Wells Fargo Bank dated as of August 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership's quarterly report on Form 10-Q filed on November 12, 2002.

Exhibit Number	Description

10.53*	Amendment to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of September 19, 2002 as filed as an exhibit to Arden Realty Limited Partnership's quarterly report on Form 10-Q filed on November 12, 2002.

10.54*^	Amended and Restated Employment Agreement dated May 27, 1999, by and between Arden Realty Limited Partnership and Mr. David Swartz as filed as an exhibit to Arden Realty Limited Partnership's annual report on Form 10-K filed on March 28, 2003.

12.1*	Statement regarding computation of ratios as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 29, 2004.
21.1*	Subsidiaries of Arden Realty Limited Partnership as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 28, 2003.
23.1	Consent of independent auditors.
31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.

(^)	Management contract or compensatory plan or arrangement required to be identified by Item 15(a)3.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

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

Name	Title	Date

/s/ RICHARD S. ZIMAN —————————————— Richard S. Ziman	Chairman of the Board, Chief Executive Officer and Director	March 30, 2004

/s/ VICTOR J. COLEMAN —————————————— Victor J. Coleman	President, Chief Operating Officer and Director	March 30, 2004

/s/ ANDREW J. SOBEL —————————————— Andrew J. Sobel	Executive Vice President Strategic Planning and Operations	March 30, 2004

/s/ RICHARD S. DAVIS —————————————— Richard S. Davis	Senior Vice President, and Chief Financial Officer	March 30, 2004

/s/ LARRY S. FLAX —————————————— Larry S. Flax	Director	March 30, 2004

/s/ PETER S. GOLD —————————————— Peter S. Gold	Director	March 30, 2004

/s/ CARL D. COVITZ —————————————— Carl D. Covitz	Director	March 30, 2004

/s/ STEVEN C. GOOD —————————————— Steven C. Good	Director	March 30, 2004

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

ARDEN REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Preferred Partner	Limited Partner	General Partner	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2001	$50,000	$54,629	$1,373,646	$(8,873)	$--	$1,469,402
Common OP Units converted	--	(6,586)	6,586	--	--	--
Distributions	(4,312)	(4,182)	(123,234)	--	--	(131,728)
Stock compensation	--	--	2,533	(2,533)	--	--
Amortization of stock compensation	--	--	--	2,273	--	2,273
Stock options exercised	--	--	463	--	--	463
Net income	4,312	3,283	98,662	--	--	106,257
Redemption adjustment	--	1,582	(1,582)	--	--	--

Balance at December 31, 2001	50,000	48,726	1,357,074	(9,133)	--	1,446,667
Common OP Units converted	--	(2,270)	2,270	--	--	--
Distributions	(4,312)	(3,527)	(129,153)	--	--	(136,992)
Stock compensation	--	--	4,815	(4,815)	--	--
Amortization of stock compensation	--	--	--	1,444	--	1,444
Forfeitures	--	--	(1,245)	1,245	--	--
Stock options exercised	--	--	9,078	--	--	9,078
Stock repurchases	--	--	(40,693)	--	--	(40,693)
Unrealized loss on interest rate hedges	--	--	--	--	(2,768)	(2,768)
Net income	4,312	1,944	71,407	--	--	77,663

Comprehensive income	--	--	--	--	--	74,895
Redemption adjustment	--	(6,845)	6,845	--	--	--

Balance at December 31,2002	50,000	38,028	1,280,398	(11,259)	(2,768)	1,354,399
Common OP Units converted	--	(495)	495	--	--	--
Distributions	(4,312)	(3,443)	(128,068)	--	--	(135,823)
Stock compensation	--	--	6,279	(6,279)	--	--
Amortization of stock compensation	--	--	--	2,545	--	2,545
Stock option expense	--	--	41	--	--	41
Forfeitures	--	--	(41)	41	--	--
Stock options exercised	--	--	27,946	--	--	27,946
Unrealized gain on interest rate hedges	--	--	--	--	2,167	2,167
Net income	4,312	1,604	60,078	--	--	65,994

Comprehensive income	--	--	--	--	--	68,161
Redemption adjustment	--	15,512	(15,512)	--	--	--

Balance at December 31,2003	$50,000	$51,206	$1,231,616	$(14,952)	$(601)	$1,317,269

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

2. Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Arden Realty, Inc., us and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales for Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

     Reclassifications

        Certain prior year amounts have been reclassified to confirm with the current year presentation.

3. Commercial Properties

     Property Dispositions

Property	County	Submarket	Date of Sale	Property Type	Square Feet	Gross Sales Price ($000s)
9201 Sunset	Los Angeles	West Hollywood	March 11, 2003	Office	139,711	$32,350
Centrelake Plaza	San Bernardino	Inland Empire West	April 11, 2003	Office	110,763	14,395
Havengate Center	San Bernardino	Inland Empire East	April 11, 2003	Office	80,557	10,521
HDS Plaza	San Bernardino	Inland Empire East	April 11, 2003	Office	104,178	12,371
Chicago Avenue Business Park	Riverside	Inland Empire East	April 11, 2003	Office	47,482	6,113
Lambert Plaza	Orange	North County	May 22, 2003	Office	32,807	5,000
Pennsfield Plaza	Los Angeles	Simi/Conejo Valley	November 5, 2003	Office	21,202	3,555
Lyons Plaza	Los Angeles	Simi/Conejo Valley	December 11, 2003	Office	61,203	9,200

					597,903	$93,505

     Property Acquisitions

Property	County	Submarket	Date of Purchase	Property Type	Square Feet	Gross Purchase Price ($000s)
Governor Executive Centre II	San Diego	Governor Park	December 23, 2003	Office	101,433	$23,400

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

5. Mortgage Loans and Unsecured Indebtedness

        A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:

Type of Debt	December 31, 2003	December 31, 2002	Stated Annual Interest Rate at December 31, 2003	Fixed/Floating Rate	Number of Properties Securing Loan	Maturity Date
	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(2)	134,544	136,100	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	109,960	111,200	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	105,899	108,153	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,578	21,816	7.54%	Fixed	3	4/09
Activity Business Center(2)	7,394	7,580	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,912	3,952	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,724	2,850	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,669	2,795	8.75%	Fixed	(Note 3)	7/15
Conejo Business Center(2)	1,149	1,208	7.88%	Fixed	(Note 3)	7/15

	564,829	570,654
Unsecured Lines of Credit:
Floating Rate
Wells Fargo - $310 mm(1)	158,000	208,587	2.78%	LIBOR + 1.00% (Notes 4,5)	--	4/06
City National Bank - $20mm(1)	3,000	--		(Note 6)	--	8/04

	161,000	208,587
Unsecured Term Loan:
Fixed Rate
Wells Fargo - $125 mm(1)	125,000	125,000	4.14%	Fixed (Note 7)	--	6/06

Unsecured Senior Notes:
Fixed Rate
2005 Notes(8)	199,872	199,769	8.88%	Fixed	--	3/05
2007 Notes(8)	149,907	149,245	7.00%	(Note 9)	--	11/07
2010 Notes(8)	49,744	49,704	9.15%	Fixed	--	3/10
2010 Notes(8)	99,429	99,345	8.50%	Fixed	--	11/10

	498,952	498,063

Total Debt	$1,349,781	$1,402,304

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	Requires monthly payments of principal and interest.

(3)	Both mortgage loans are secured by the Conejo Business Center property.

(4)	This line of credit also has an annual 20 basis points facility fee on the entire $310 million commitment amount.

(5)	In 2002, we entered into interest rate hedge agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April of 2006.

(6)	In December 2003, we expanded this line of credit to $20 million from $10 million at an interest rate of LIBOR + 1.00% or Prime Rate – 1.875%.

(7)	In 2002, we entered into interest rate hedge agreements that fixed the interest rate on the entire balance of this loan at 3.64% in 2003, 4.25% in 2004, 4.75% in 2005 and 4.90% in 2006.

(8)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(9)	During the fourth quarter of 2003, we entered into interest rate hedge agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November 2007.

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

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per unit amounts):

	2003	2002	2001
Income from continuing operations	$53,123	$68,734	$98,146
Discontinued operations	6,934	8,929	8,111
Gain on sale of discontinued properties	5,937	--	--

Net income	$65,994	$77,663	$106,257

Net income allocated to:
Preferred partner	$4,312	$4,312	$4,312

General and limited partners	$61,682	$73,351	$101,945

Weighted average number of common operating partnership units - basic	65,251	65,898	65,872
Weighted average diluted stock options	262	200	260

Weighted average number of common operating partnership units - diluted	65,513	66,098	66,132

Basic net income per common operating partnership unit:
Income from continuing operations	$0.75	$0.98	$1.43
Income from discontinued operations	0.20	0.13	0.12

Net income per common operating partnership unit - basic	$0.95	$1.11	$1.55

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.74	$0.97	$1.42
Income from discontinued operations	0.20	0.14	0.12

Net income per common operating partnership unit - diluted	$0.94	$1.11	$1.54

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2003, 2002 and 2001 follows (in thousands, except per unit information):

	2003	2002	2001
Net income allocated to general partner	$61,682	$73,351	$101,945
Stock based employee compensation costs assuming fair value method	843	1,477	2,099

Pro forma net income	$60,839	$71,874	$99,846

Pro forma net income per common OP Unit - diluted	$0.93	$1.09	$1.51

        A summary of Arden Realty’s stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001
	Options (000's)	Weighted- Average Exercise Price	Options (000's)	Weighted- Average Exercise Price	Options (000's)	Weighted- Average Exercise Price
Outstanding at beginning of period	4,479	$22.44	5,014	$24.38	4,686	$24.24
Granted	268	20.81	164	25.60	381	26.80
Exercised	(1,162)	24.06	(424)	21.40	(21)	21.89
Forfeited	(159)	27.37	(275)	25.68	(32)	24.43

Outstanding at end of year	3,426	$22.10	4,479	$22.44	5,014	$24.38

Exercisable at end of the period	2,948	$25.03	3,682	$24.75	3,612	$24.50

Weighted-average fair value of
options granted	$0.49		$1.66		$1.49

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

        We have a $2.7 million investment in the securities of a non-publicly traded company formed in 2000 to provide distributed energy generation to commercial real estate owners. On March 8, 2004, we received information from the company that they are currently assessing their business and financing strategies. The ultimate outcome of their analysis on the company’s operations and the recoverability of our investment is currently uncertain. No adjustments have been made in these financial statements as a result of this uncertainty. (unaudited)

        On March 16, 2004, we sold an approximate 162,000 square foot office property located in Los Angeles County for a gross sales price of approximately $52.5 million. The net proceeds from this disposition was used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

14. Quarterly Results

        Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2003 and 2002. Revenue and expenses may fluctuate significantly from quarter to quarter due to our development, renovation, acquisition and sales activity (unaudited).

	For the Quarter Ended (in thousands, except per unit amounts)
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$101,304	$102,326	$104,858	$105,047
Property operating expenses	(31,407)	(32,710)	(35,255)	(33,381)
General and administrative	(3,266)	(3,635)	(4,318)	(5,190)
Interest expense	(23,035)	(23,254)	(23,953)	(23,525)
Depreciation and amortization	(28,458)	(29,537)	(30,578)	(29,541)
Interest and other income	132	378	121	103
Minority interest	(23)	(33)	(22)	(25)
Discontinued operations	2,691	1,493	1,400	1,350
(Loss) Gain on sale of discontinued
properties	(639)	6,021	--	555

Net Income	$17,299	$21,049	$12,253	$15,393

Net income per common operating
partnership unit:
Basic	$0.25	$0.31	$0.17	$0.22

Diluted	$0.25	$0.31	$0.17	$0.22

	For the Quarter Ended (in thousands, except per unit amounts)
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$97,155	$97,032	$99,060	$101,240
Property operating expenses	(28,600)	(29,156)	(32,988)	(32,906)
General and administrative	(2,634)	(2,652)	(2,947)	(3,571)
Interest expense	(21,397)	(21,584)	(22,403)	(23,132)
Depreciation and amortization	(25,091)	(27,597)	(26,368)	(27,126)
Interest and other income	540	512	524	966
Gain on sale of properties	1,192	81	--	694
Minority interest	(29)	(32)	(22)	(27)
Discontinued operations	2,191	2,616	2,089	2,033

Net Income	$23,327	$19,220	$16,945	$18,171

Net income per common operating
partnership unit:
Basic	$0.35	$0.29	$0.26	$0.28

Diluted	$0.35	$0.29	$0.25	$0.28

15. Schedule of Commercial Properties and Accumulated Depreciation
December 31, 2003
(in thousands, except square foot data)

		Initial Costs		Basis Step Up
	Square Footage	Land	Buildings and Improvements	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)
Century Park Center	243,404	$7,189	$16,742	$--	$--	$13,098
Beverly Atrium	59,650	4,127	11,513	110	328	3,179
Woodland Hills	224,955	6,566	14,754	365	880	7,612
222 South Harbor	175,391	515	11,199	94	2,075	4,656
425 West Broadway	71,589	1,500	4,436	305	918	2,730
1950 Sawtelle	103,106	1,988	7,263	--	--	2,575
Bristol Plaza	84,014	1,820	3,380	257	485	2,452
16000 Ventura	174,841	1,700	17,189	185	1,929	5,017
5000 East Spring	163,358	--	11,658	--	424	4,699
70 South Lake	100,133	1,360	9,097	--	--	3,061
Westwood Terrace	135,943	2,103	16,850	--	--	3,418
Westlake - 5601 Lindero	105,830	2,576	6,067	--	--	5,710
6100 Wilshire	202,704	1,200	19,902	--	--	5,834
Calabasas Commerce Center	126,771	1,262	9,725	--	--	2,288
Long Beach Airport - DF&G	272,013	--	14,452	--	--	576
Skyview Center	391,675	6,514	33,701	--	--	7,975
400 Corporate Pointe	164,598	3,382	17,527	75	390	4,329
5832 Bolsa	49,355	690	3,526	15	80	1,624
9665 Wilshire	158,684	6,697	22,230	139	473	10,809
701 B Street	540,413	3,722	35,184	64	625	14,542
100 Broadway	191,727	4,570	15,255	--	--	3,403
Norwalk	122,175	4,508	5,532	--	--	4,884
303 Glenoaks	175,289	6,500	18,132	--	--	5,728
10351 Santa Monica	96,251	3,080	7,906	--	--	2,463
2730 Wilshire	55,080	3,515	5,944	--	--	99
Grand Avenue Plaza (1970)	81,448	620	2,832	--	--	3,749
Burbank Executive Plaza	60,395	1,100	4,384	--	--	10,986
333 N. Glenoaks	81,243	1,500	5,981	--	--	(5,985)
Center Promenade	174,837	2,310	9,266	--	--	3,632
Los Angeles Corporate Center	389,293	26,781	15,139	--	--	12,216
5200 West Century	310,910	2,080	9,360	--	--	21,035
15250 Ventura	110,641	2,560	10,257	--	--	4,354
10350 Santa Monica	42,292	861	3,456	--	--	1,018
535 N. Brand Blvd	109,187	1,600	8,427	--	--	11,952
10780 Santa Monica	92,486	2,625	7,997	--	--	2,216
4900 California	155,189	4,680	14,877	--	--	3,411
Whittier	135,415	3,575	10,798	--	--	2,754

[Additional columns below.]

	Total Costs
	Land	Buildings and Improvements	Total	Accumulated Depreciation(1)	Encumbrances		Year Built/ Renovated

Century Park Center	$7,189	$29,840	$37,029	$8,502	$--		1972/94
Beverly Atrium	4,237	15,020	19,257	3,917	5,268	(3)	1989
Woodland Hills	6,931	23,246	30,177	7,353	14,564	(3)	1972/95
222 South Harbor	609	17,930	18,539	5,345	8,914	(3)	1986/91
425 West Broadway	1,805	8,084	9,889	2,452	4,734	(3)	1984
1950 Sawtelle	1,988	9,838	11,826	2,369	6,779	(3)	1988/95
Bristol Plaza	2,077	6,317	8,394	1,981	4,082	(3)	1982
16000 Ventura	1,885	24,135	26,020	6,589	11,504	(3)	1980/96
5000 East Spring	--	16,781	16,781	4,514	--		1989/95
70 South Lake	1,360	12,158	13,518	3,236	6,677	(3)	1982/94
Westwood Terrace	2,103	20,268	22,371	4,743	--		1988
Westlake - 5601 Lindero	2,576	11,777	14,353	2,767	6,225	(3)	1989
6100 Wilshire	1,200	25,736	26,936	6,438	11,567	(3)	1986
Calabasas Commerce Center	1,262	12,013	13,275	2,623	8,010	(3)	1990
Long Beach Airport - DF&G	--	15,028	15,028	3,097	--		1987/95
Skyview Center	6,514	41,676	48,190	9,859	27,604	(3)	1981/87/95
400 Corporate Pointe	3,457	22,246	25,703	5,169	15,583	(3)	1987
5832 Bolsa	705	5,230	5,935	1,572	2,675	(3)	1985
9665 Wilshire	6,836	33,512	40,348	7,901	--		1972/92/93
701 B Street	3,786	50,351	54,137	12,865	--		1982/96
100 Broadway	4,570	18,658	23,228	3,772	15,120	(3)	1987/96
Norwalk	4,508	10,416	14,924	2,824	7,186	(3)	1978/94
303 Glenoaks	6,500	23,860	30,360	4,828	13,104	(3)	1983/96
10351 Santa Monica	3,080	10,369	13,449	2,196	5,478	(3)	1984
2730 Wilshire	3,515	6,043	9,558	1,535	4,581	(3)	1985
Grand Avenue Plaza (1970)	620	6,581	7,201	1,806	5,742	(3)	1980
Burbank Executive Plaza	1,100	15,370	16,470	3,663	4,188	(3)	1983
333 N. Glenoaks	1,500	(4)	1,496	--	4,188	(3)	1978
Center Promenade	2,310	12,898	15,208	2,737	--		1982
Los Angeles Corporate Center	26,781	27,355	54,136	8,533	21,043	(3)	1984/86
5200 West Century	2,080	30,395	32,475	7,460	--		1982/98/99
15250 Ventura	2,560	14,611	17,171	3,246	--		1970/90-91
10350 Santa Monica	861	4,474	5,335	952	2,280	(3)	1979
535 N. Brand Blvd	1,600	20,379	21,979	3,104	--		1973/92/1999
10780 Santa Monica	2,625	10,213	12,838	2,193	--		1984
4900 California	4,680	18,288	22,968	4,109	--		1983
Whittier	3,575	13,552	17,127	2,686	--		1982

		Initial Costs		Basis Step Up
	Square Footage	Land	Buildings and Improvements	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)

Clarendon Crest	43,063	1,300	3,951	--	--	1,416
Noble Professional Center	51,828	1,657	5,096	--	--	1,109
South Bay Centre	202,830	4,775	14,365	--	--	4,994
8383 Wilshire	417,463	13,570	45,505	--	--	13,685
Parkway Center I	61,333	1,480	5,941	--	--	1,188
Centerpointe La Palma	597,550	16,011	64,400	--	--	8,915
299 N. Euclid	73,522	1,050	6,110	--	--	5,382
2800 28th Street	103,506	2,937	9,063	--	--	3,632
1000 Town Center	107,656	2,800	11,260	--	--	1,416
Mariner Court	105,436	2,350	9,461	--	--	1,929
Pacific Gateway	223,731	6,287	19,191	--	--	6,080
1821 Dyer	115,061	1,808	5,474	--	--	4,592
Crown Cabot Financial	172,900	7,056	21,360	--	--	8,431
120 S. Spalding	60,656	2,775	8,544	--	--	6,085
South Bay Tech	104,815	1,600	4,782	--	--	1,289
1370 Valley Vista	84,081	2,698	8,141	--	--	1,430
Foremost Professional Plaza	60,534	2,049	6,196	--	--	1,060
Northpoint	104,235	1,800	20,272	--	--	1,729
Conejo Business Center	69,017	2,489	7,359	--	--	1,411
Marin Corporate Center	51,360	1,956	5,915	--	--	878
145 South Fairfax	53,994	1,825	5,551	--	--	1,818
Bernardo Regency	47,916	1,625	4,937	--	--	1,576
City Centre	302,519	8,250	24,951	--	--	4,501
Wilshire Pacific Plaza	100,122	3,750	11,317	--	--	3,696
Glendale Corporate Center	108,209	2,750	12,734	--	--	2,671
World Savings Center	469,115	--	110,382	--	--	15,837
Sunset Point Plaza	58,105	2,075	6,362	--	--	1,128
Activity Business Center	167,045	3,650	11,303	--	--	2,104
Westlake Gardens	49,639	1,831	5,550	--	--	2,329
9100 Wilshire Boulevard	326,227	16,250	48,950	--	--	9,822
Westwood Center	313,000	3,159	24,920	--	--	84,807
1919 Santa Monica	43,796	2,580	7,772	--	--	1,189
600 Corporate Pointe	273,339	8,575	35,325	--	--	6,594
150 East Colorado Boulevard	61,168	1,988	5,841	--	--	2,605
5161 Lankershim	178,317	5,016	25,568	--	--	5,030

[Additional columns below.]

	Total Costs
	Land	Buildings and Improvements	Total	Accumulated Depreciation(1)	Encumbrances		Year Built/ Renovated

Clarendon Crest	1,300	5,367	6,667	961	3,143	(3)	1990
Noble Professional Center	1,657	6,205	7,862	1,344	3,539	(3)	1985/93
South Bay Centre	4,775	19,359	24,134	4,068	12,708	(3)	1984
8383 Wilshire	13,570	59,190	72,760	12,703	--		1971/93
Parkway Center I	1,480	7,129	8,609	1,655	4,972	(3)	1992/95
Centerpointe La Palma	16,011	73,315	89,326	14,538	33,455	(3)	1986/88/90
299 N. Euclid	1,050	11,492	12,542	2,382	--		1983
2800 28th Street	2,937	12,695	15,632	2,963	--		1979
1000 Town Center	2,800	12,676	15,476	2,450	--		1989
Mariner Court	2,350	11,390	13,740	2,567	6,814	(3)	1989
Pacific Gateway	6,287	25,271	31,558	6,210	--		1982/90
1821 Dyer	1,808	10,066	11,874	2,464	--		1980/88
Crown Cabot Financial	7,056	29,791	36,847	5,928	--		1989
120 S. Spalding	2,775	14,629	17,404	4,038	8,127	(3)	1984
South Bay Tech	1,600	6,071	7,671	1,190	--		1984
1370 Valley Vista	2,698	9,571	12,269	1,876	5,469	(3)	1988
Foremost Professional Plaza	2,049	7,256	9,305	1,499	--		1992
Northpoint	1,800	22,001	23,801	3,972	--		1991
Conejo Business Center	2,489	8,770	11,259	1,286	3,818		1991
Marin Corporate Center	1,956	6,793	8,749	909	2,724		1986
145 South Fairfax	1,825	7,369	9,194	1,354	3,912		1984
Bernardo Regency	1,625	6,513	8,138	1,180	--		1986
City Centre	8,250	29,452	37,702	5,364	--		1982
Wilshire Pacific Plaza	3,750	15,013	18,763	3,154	--		1976/87
Glendale Corporate Center	2,750	15,405	18,155	3,010	--		1985
World Savings Center	--	126,219	126,219	22,496	--		1983
Sunset Point Plaza	2,075	7,490	9,565	1,456	3,413	(3)	1988
Activity Business Center	3,650	13,407	17,057	2,487	7,394		1987
Westlake Gardens	1,831	7,879	9,710	2,089	--		1998
9100 Wilshire Boulevard	16,250	58,772	75,022	12,272	--		1971/90
Westwood Center	3,159	109,727	112,886	9,643	--		1965/2000
1919 Santa Monica	2,580	8,961	11,541	1,534	3,681	(3)	1991
600 Corporate Pointe	8,575	41,919	50,494	8,002	17,495	(3)	1989
150 East Colorado Boulevard	1,988	8,446	10,434	1,687	4,742	(3)	1979/97
5161 Lankershim	5,016	30,598	35,614	5,773	13,417	(3)	1985/97

		Initial Costs		Basis Step Up
	Square Footage	Land	Buildings and Improvements	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)

1501 Hughes Way	77,060	1,348	4,058	--	--	3,529
3901 Via Oro	53,195	692	2,081	--	--	963
Huntington Beach Plaza	52,186	1,109	3,317	--	--	1,222
Fountain Valley Plaza	107,252	2,949	9,377	--	--	2,176
3300 Irvine Avenue	74,224	2,215	6,697	--	--	1,604
Von Karman CorporateCenter	451,477	11,513	34,783	--	--	10,925
1503 South Coast	60,605	1,570	4,731	--	--	1,278
625 The City	139,806	4,792	14,470	--	--	3,023
Orange Financial Center	305,439	10,379	34,415	--	--	8,835
Carlsbad Corporate Center	125,000	3,722	15,061	--	--	5,915
Balboa Corporate Center	69,890	2,759	8,303	--	--	(98)
Panorama Corporate Center	133,149	6,512	19,593	--	--	2,564
Ruffin Corporate Center	45,059	1,766	5,315	--	--	(26)
Skypark Office Plaza	202,164	5,733	21,608	--	--	4,212
Governor Park Plaza	104,065	3,382	10,177	--	--	3,264
5120 Shoreham	37,759	1,224	4,073	--	--	1,095
Morehouse Tech Center	181,207	6,841	21,067	--	--	4,007
Torreyana Science Park	81,204	5,035	15,148	--	--	370
Waples Tech Center	28,119	1,010	3,027	--	--	560
10251 Vista Sorrento	69,386	1,839	7,202	--	--	280
Camarillo Business Park	154,216	3,522	10,602	--	--	3,552
5702 Bolsa	27,731	589	1,775	--	--	131
5672 Bolsa	11,968	254	767	--	--	62
5632 Bolsa	21,568	458	1,381	--	--	67
Huntington Commerce Center	67,551	992	2,997	--	--	679
Savi Tech Center	341,446	8,280	24,911	--	--	3,176
Yorba Linda Business Park	167,142	2,629	7,913	--	--	1,196
Cymer Technology Center	155,612	5,446	16,387	--	--	2,530
Poway Industrial	112,000	1,876	5,646	--	--	202
10180 Scripps Ranch	43,560	1,165	3,507	--	--	233
Via Frontera	77,920	1,792	5,391	--	--	1,028
Westridge	48,955	1,807	5,591	--	--	617

[Additional columns below.]

	Total Costs
	Land	Buildings and Improvements	Total	Accumulated Depreciation(1)	Encumbrances		Year Built/ Renovated

1501 Hughes Way	1,348	7,587	8,935	1,829	--		1983/97
3901 Via Oro	692	3,044	3,736	709	--		1986/97
Huntington Beach Plaza	1,109	4,539	5,648	860	1,492	(3)	1984/96
Fountain Valley Plaza	2,949	11,553	14,502	2,539	4,778	(3)	1982
3300 Irvine Avenue	2,215	8,301	10,516	1,766	3,207	(3)	1981/97
Von Karman CorporateCenter	11,513	45,708	57,221	10,145	18,895	(3)	1981/84
1503 South Coast	1,570	6,009	7,579	1,121	2,236	(3)	1979/97
625 The City	4,792	17,493	22,285	3,134	6,975	(3)	1985/97
Orange Financial Center	10,379	43,250	53,629	7,624	17,976	(3)	1985/95
Carlsbad Corporate Center	3,722	20,976	24,698	3,045	9,221	(3)	1996
Balboa Corporate Center	2,759	8,205	10,964	1,234	5,709	(3)	1990
Panorama Corporate Center	6,512	22,157	28,669	3,342	12,693	(3)	1991
Ruffin Corporate Center	1,766	5,289	7,055	803	3,407	(3)	1990
Skypark Office Plaza	5,733	25,820	31,553	4,398	--		1986
Governor Park Plaza	3,382	13,441	16,823	2,720	4,970	(3)	1986
5120 Shoreham	1,224	5,168	6,392	1,199	2,970	(3)	1984
Morehouse Tech Center	6,841	25,074	31,915	4,886	--		1984
Torreyana Science Park	5,035	15,518	20,553	2,433	9,391	(3)	1980/97
Waples Tech Center	1,010	3,587	4,597	729	--		1990
10251 Vista Sorrento	1,839	7,482	9,321	1,171	3,838	(3)	1981/95
Camarillo Business Park	3,522	14,154	17,676	2,999	8,288	(3)	1984/97
5702 Bolsa	589	1,906	2,495	317	931	(3)	1987/97
5672 Bolsa	254	829	1,083	142	326	(3)	1987
5632 Bolsa	458	1,448	1,906	231	835	(3)	1987
Huntington Commerce Center	992	3,676	4,668	786	1,538	(3)	1987
Savi Tech Center	8,280	28,087	36,367	4,924	14,560	(3)	1989
Yorba Linda Business Park	2,629	9,109	11,738	1,706	4,124	(3)	1988
Cymer Technology Center	5,446	18,917	24,363	2,827	10,793	(3)	1986
Poway Industrial	1,876	5,848	7,724	932	3,453	(3)	1991/96
10180 Scripps Ranch	1,165	3,740	4,905	586	1,974	(3)	1978/96
Via Frontera	1,792	6,419	8,211	1,269	2,843	(3)	1982/97
Westridge	1,807	6,208	8,015	1,191	2,938	(3)	1984/96

		Initial Costs		Basis Step Up
	Square Footage	Land	Buildings and Improvements	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition(2)

Tower Plaza Retail	133,481	4,531	13,660	--	--	1,724
6060 Center Drive	241,928	1,990	--	2,310	--	60,512
Howard Hughes - Spectrum Club	36,959	2,500	7,500	--	--	36
6080 Center Drive	287,148	1,990	--	3,092	--	73,250
Univision - 5999 Center Drive	161,650	--	--	1,529	--	42,281
11075 Santa Monica	35,696	1,225	3,746	--	--	1,277
Continental Grand Plaza	235,926	7,125	40,451	--	--	7,488
Calabasas Tech	273,526	11,513	34,591	--	--	6,348
Oceangate Tower	210,907	3,080	20,386	--	--	4,099
Genesee Executive Plaza	155,820	6,750	20,178	--	--	5,106
Solar Drive Business Center	125,132	4,250	12,770	--	--	1,533
91 Freeway Center	93,277	2,900	9,179	--	--	1,939
601 S. Glenoaks	72,524	2,450	7,519	--	--	942
Tourney Pointe	219,991	6,047	21,334	--	--	11,828
Hillside Corporate Center	59,876	2,213	7,336	--	--	2,267
Westlake Gardens II	48,874	1,832	5,493	--	--	1,909
Howard Hughes Tower	313,833	5,830	47,170	--	--	12,806
2001 Wilshire Blvd	101,125	5,007	14,893	--	--	1,090
Carmel Valley Centre	107,197	4,900	23,416	--	--	428
Carmel View Office Plaza	77,460	3,100	9,377	--	--	431
Crossroads	133,566	3,950	12,860	--	--	1,451
Governor Executive Center	52,195	1,500	9,707	--	--	149
Gateway Towers	432,894	5,585	57,128	--	--	2,538
Governor Executive Center II	101,433	1,959	17,931	--	--	3,516

	18,635,706	$466,575	$1,793,783	$8,540	$8,607	$730,576

[Additional columns below.]

	Total Costs
	Land	Buildings and Improvements	Total	Accumulated Depreciation(1)	Encumbrances		Year Built/ Renovated

Tower Plaza Retail	4,531	15,384	19,915	2,419	--		1970/97
6060 Center Drive	4,300	60,512	64,811	5,378	--		2000
Howard Hughes - Spectrum Club	2,500	7,536	10,036	1,068	--		1993
6080 Center Drive	5,082	73,250	78,332	4,610	--		2002
Univision - 5999 Center Drive	1,529	42,281	43,810	1,882	--		2001
11075 Santa Monica	1,225	5,023	6,248	1,120	--		1983
Continental Grand Plaza	7,125	47,939	55,064	8,467	26,612	(3)	1986
Calabasas Tech	11,513	40,939	52,452	7,591	--		1990/2001
Oceangate Tower	3,080	24,485	27,565	4,692	--		1971/93/94
Genesee Executive Plaza	6,750	25,284	32,034	4,800	16,275	(3)	1984
Solar Drive Business Center	4,250	14,303	18,553	2,397	--		1982
91 Freeway Center	2,900	11,118	14,018	2,097	--		1986/97
601 S. Glenoaks	2,450	8,461	10,911	1,350	5,662	(3)	1990
Tourney Pointe	6,047	33,162	39,209	4,927	--		1985/98/2000
Hillside Corporate Center	2,213	9,603	11,816	1,633	--		1998
Westlake Gardens II	1,832	7,402	9,234	1,494	--		1999
Howard Hughes Tower	5,830	59,976	65,806	10,087	--		1987
2001 Wilshire Blvd	5,007	15,983	20,990	2,040	--		1980
Carmel Valley Centre	4,900	23,844	28,744	709	--		1987/89
Carmel View Office Plaza	3,100	9,808	12,908	340	--		1985
Crossroads	3,950	14,311	18,261	434	--		1979
Governor Executive Center	1,500	9,856	11,356	299	--		1988
Gateway Towers	5,585	59,666	65,251	1,861	--		1984/86
Governor Executive Center II	1,959	21,447	23,407	--	--

	$475,115	$2,532,966	$3,008,081	$460,732	$564,829

(1)	The depreciable live for buildings and improvements and furniture, fixtures and equipment range from five to forty seven years. Tenant improvements and leasing costs are depreciated over the remaining term of the lease.

(2)	Amounts shown net of write-offs of fully depreciated assets and include total capitalized interest of $53.7 million.

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