Form 10-Q
period 2004-03-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2004-05-11
CIK 1111853

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Yes  [  ]  No  [X]

As of May 5, 2004 there were 67,176,503 shares of the registrant’s common operating partnership units issued and outstanding.

ARDEN REALTY LIMITED PARTNERSHIP
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty Limited Partnership

Consolidated Balance Sheets
(in thousands, except unit amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Investment in real estate:
Land	$467,216	$467,216
Buildings and improvements	2,123,691	2,122,216
Tenant improvements and leasing commissions	347,075	345,604

	2,937,982	2,935,036
Less: accumulated depreciation and amortization	(465,799)	(455,261)

	2,472,183	2,479,775
Properties under development	77,778	75,627
Land available for development	23,731	23,723
Properties held for disposition, net	8,103	67,574

Net investment in real estate	2,581,795	2,646,699
Cash and cash equivalents	11,784	4,707
Restricted cash	21,030	19,694
Rent and other receivables, net of allowance of $3,956 and $4,041 at March 31, 2004 and December 31, 2003, respectively	5,745	3,688
Due from general partner	—	4,972
Deferred rent, net of allowance of $2,178 and $2,216 at March 31, 2004 and December 31, 2003, respectively	43,508	44,203
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $14,767 and $13,781 at March 31, 2004 and December 31, 2003, respectively	20,984	22,442

Total assets	$2,684,846	$2,746,405

Liabilities
Mortgage loans payable	$563,377	$564,829
Unsecured lines of credit	96,000	161,000
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	501,005	498,952
Accounts payable and accrued expenses	60,633	54,317
Security deposits	22,484	22,321

Total liabilities	1,368,499	1,426,419
Minority interest	2,721	2,717
Partners’ Capital
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units outstanding at March 31, 2004 and December 31, 2003	50,000	50,000
General and limited partners, 67,176,503 and 66,113,199 common OP Units outstanding at March 31, 2004 and December 31, 2003, respectively	1,287,472	1,282,822
Deferred compensation	(15,197)	(14,952)
Accumulated other comprehensive loss	(8,649)	(601)

Total partners’ capital	1,313,626	1,317,269

Total liabilities and partners’ capital	$2,684,846	$2,746,405

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership

Consolidated Statements of Income
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Property revenues	$104,479	$100,976
Property operating expenses	34,097	31,343

	70,382	69,633
General and administrative expenses	4,484	3,204
Interest expense	23,313	23,035
Depreciation and amortization	30,276	28,408
Interest and other income, net	(766)	(104)

Income from continuing operations before minority interest	13,075	15,090
Minority interest	(14)	(23)

Income from continuing operations	13,061	15,067
Discontinued operations	925	2,871
Gain (loss) on sale of discontinued properties	6,429	(639)

Net income	$20,415	$17,299

Net income allocated to:
Preferred partner	$1,078	$1,078

General and limited partners	$19,337	$16,221

Basic net income per common operating partnership unit:
Income from continuing operations	$0.18	$0.22
Income from discontinued operations	0.11	0.03

Net income per common operating partnership unit- basic	$0.29	$0.25

Weighted average number of common operating partnership units – basic	66,495	64,757

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.18	$0.22
Income from discontinued operations	0.11	0.03

Net income per common operating partnership unit- diluted	$0.29	$0.25

Weighted average number of common operating partnership units- diluted	$66,910	$64,843

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities:
Net income	$20,415	$17,299
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	14	23
(Gain) loss on sale of discontinued properties	(6,429)	639
Depreciation and amortization, including discontinued operations	30,332	29,622
Amortization of loan costs	1,079	946
Non-cash compensation expense	746	389
Changes in operating assets and liabilities:
Rent and other receivables	(2,057)	(642)
Due from general partner	10	(352)
Deferred rent	(1,637)	(118)
Prepaid financing costs, expenses and other assets	(533)	(1,494)
Accounts payable and accrued expenses	1,641	3,280
Security deposits	271	(128)

Net cash provided by operating activities	43,852	49,464

Investing Activities:
Improvements to commercial properties	(24,786)	(19,482)
Proceeds from sale of properties	67,884	31,943

Net cash provided by investing activities	43,098	12,461

Financing Activities:
Repayments of mortgage loans	(1,452)	(749)
Proceeds from unsecured lines of credit	40,000	36,500
Repayments of unsecured lines of credit	(105,000)	(49,500)
Proceeds from issuance of common operating partnership units	22,391	64
Distributions to preferred operating partnership unit holders	(1,078)	(1,078)
Increase in restricted cash	(1,336)	(3,090)
Distributions to minority interests	(10)	(34)
Distributions and redemptions paid to common operating partnership unit holders	(33,388)	(32,673)

Net cash used in financing activities	(79,873)	(50,560)

Net increase in cash and cash equivalents	7,077	11,365
Cash and cash equivalents at beginning of period	4,707	4,063

Cash and cash equivalents at end of period	$11,784	$15,428

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$22,032	$23,555

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership

Notes to Consolidated Condensed Financial Statements
March 31, 2004 (unaudited)

1.	Description of Business

          The terms “us”, “we” and “our” as used in this report refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc.

     Organization and Formation of the Company

          We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of March 31, 2004, owned 97.5% of our common operating partnership units, or common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

          As of March 31, 2004, our portfolio was comprised of 128 primarily suburban office properties, consisting of 210 buildings with approximately 18.6 million net rentable square feet including one development project with approximately 283,000 net rentable square feet currently under lease-up. As of March 31, 2004, our operating portfolio was 88.7% occupied.

          Arden Realty’s interest in us entitles it to share in our cash distributions, and in our profits and losses in proportion to its percentage ownership. Certain individuals and entities own our remaining common OP Units, including Messrs. Ziman and Coleman, Arden Realty’s Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, together with other entities and persons. Each limited partner holding common OP Units is entitled to cause us to redeem the limited partner’s common OP Units for cash. We may, however, elect to exchange those common OP Units for shares of Arden Realty’s common stock on a one-for-one basis, subject to certain limitations, instead of paying cash. With each redemption or exchange of common OP Units, Arden Realty’s percentage interest in us will increase.

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

2.	Summary of Significant Accounting Policies

          Basis of Presentation

          The accompanying consolidated financial statements include our accounts and the accounts of Arden Realty and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          We consolidate all entities for which we have controlling financial interest as measured by a majority of the voting interest. For entities in which the controlling financial interest is not clearly indicated by ownership of a majority of the voting interest, we would consolidate those entities that we control by agreement. We would also consolidate all variable interest entities for which we were the primary beneficiary.

          We and Arden Realty currently own 100% of all of our consolidated subsidiaries and do not have any unconsolidated investments other than an investment in the securities of a non-publicly traded company. This investment represents approximately 2.9% of the total equity outstanding for this particular company as of the date of this report (see Note 4). Because we do not control this company contractually nor exert significant influence over its operating and financial policies, we account for this investment under the cost method of accounting.

          Interim Financial Data

          The accompanying consolidated condensed financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

          Reclassifications

          Certain prior year amounts have been reclassified to conform with the current period presentation.

3.	Property Dispositions

          On February 4, 2004, we sold an approximate 133,000 square foot retail property located in Riverside County for a sales price of approximately $17.0 million. The terms of this sale included an approximate $800,000 guarantee for the future rent and retenanting costs, if necessary, for certain tenants in this property. In addition, we recorded a $400,000 environmental reserve related to the future completion of an environmental review. We recognized this sale net of the guarantee and environmental reserve and will record any subsequent amounts recovered over the next twelve months.

          On March 16, 2004, we sold an approximate 162,000 square foot office property located in Los Angeles County for a gross sales price of approximately $52.5 million.

     The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

4.	Non-Real Estate Investments

          Included in our other assets balance at March 31, 2004 is a $2.7 million passive investment in the securities of a non-publicly traded company formed in 2000 to provide distributed energy generation to commercial real estate owners. On March 8, 2004, we received information from the company that they are currently assessing their business and financing strategies. The ultimate outcome of their analysis on the company’s operations and the recoverability of our investment is currently uncertain. No adjustments have been made in these financial statements as a result of this uncertainty.

5.	Outstanding Indebtedness

          A summary of our outstanding indebtedness as of March 31, 2004 and December 31, 2003 is as follows:

			Stated Annual
			Interest Rate at		Number of
	March 31,	December 31,	March 31,	Rate	Properties
Type of Debt	2004	2003	2004	Fixed/Floating	Securing Loan	Maturity
	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1),(2)	$175,000	$175,000	7.52%	Fixed	18	6/04
Mortgage Financing III(3)	134,159	134,544	6.74%	Fixed	22	4/08
Mortgage Financing IV(3)	109,654	109,960	6.61%	Fixed	12	4/08
Mortgage Financing V(3)	105,306	105,899	6.94%	Fixed	12	4/09
Mortgage Financing VI(3)	21,533	21,578	7.54%	Fixed	3	4/09
Activity Business Center(3)	7,364	7,394	8.85%	Fixed	1	5/06
145 South Fairfax(3)	3,901	3,912	8.93%	Fixed	1	1/27
Marin Corporate Center(3)	2,690	2,724	9.00%	Fixed	1	7/15
Conejo Business Center(3)	2,636	2,669	8.75%	Fixed	(Note 4)	7/15
Conejo Business Center(3)	1,134	1,149	7.88%	Fixed	(Note 4)	7/15

	563,377	564,829
Unsecured Lines of Credit:
Floating Rate
Wells Fargo - $310 mm(1)	86,000	158,000	3.25%	LIBOR + 1.00% (Notes 5,6)	—	4/06
City National Bank - $20 mm(1)	10,000	3,000	2.13%	(Note 7)	—	8/04

	96,000	161,000
Unsecured Term Loan:
Fixed Rate
Wells Fargo - $125 mm(1)	125,000	125,000	4.14%	Fixed (Note 8)	—	6/06
Unsecured Senior Notes:
Fixed Rate
2005 Notes(9)	199,897	199,872	8.88%	Fixed	—	3/05
2007 Notes(9)	151,903	149,907	7.00%	(Note 10)	—	11/07
2010 Notes(9)	49,755	49,744	9.15%	Fixed	—	3/10
2010 Notes(9)	99,450	99,429	8.50%	Fixed	—	11/10

	501,005	498,952

Total Debt	$1,285,382	$1,349,781

(1)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(2)	This mortgage financing was repaid in full on April 9, 2004 with proceeds from our unsecured lines of credit.

(3)	Requires monthly payments of principal and interest.

(4)	Both mortgage loans are secured by the Conejo Business Center property.

(5)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount.

(6)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 4.06% through April of 2006.

(7)	In December 2003, we expanded this line of credit to $20 million at an interest rate of LIBOR + 1.00% or Prime Rate – 1.875%.

(8)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan at approximately 3.64% in 2003, 4.25% in 2004, 4.75% in 2005 and 4.90% in 2006.

(9)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(10)	During the fourth quarter of 2003, we entered into interest rate swap agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November of 2007. Including these swap agreements, the effective interest rate on these notes was approximately 5.32% as of March 31, 2004.

6.	Interest Rate Swap Agreements

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

          Under SFAS 133, our $175 million in floating-to-fixed swaps and our $150 million in forward-starting swaps outstanding as of March 31, 2004 are classified as cash flow hedges with their fair value of approximately $8.6 million reported in accumulated other comprehensive loss on our balance sheet. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements in the case of the fixed-to-floating swaps or as part of interest expense for future borrowings in the case of the forward starting swaps. If the underlying debt related to these swaps were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

          Under SFAS 133, our $100 million in fixed-to-floating hedges are classified as fair value hedges with their fair value of approximately $2.5 million reported in both the unsecured senior notes and prepaid financing costs, expenses and other assets line items on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying fixed-rate loan at the floating interest rate provided under our agreements in the case of the floating-to-fixed hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

7.	Partners’ Capital

          A common Operating Partnership unit, or common OP Unit, and a share of Arden Realty’s common stock have essentially the same economic characteristics as they share equally in our total net income or loss and distributions. A common OP Unit may be redeemed for cash or, at our election, for shares of Arden Realty’s common stock on a one-for-one basis.

          Included in our partners’ capital balance is $50 million of 8.625% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after September 2004 and are exchangeable after ten years by the holder into our 8.625% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units and Series B Cumulative Redeemable Preferred Stock have no stated maturity or mandatory redemption and are subordinate to all debt.

          During the three months ended March 31, 2004, we made a distribution of approximately $5.0 million to Arden Realty, our general partner, pursuant to the terms of our partnership agreement.

          During the three months ended March 31, 2004, we issued a total of 1,023,304 common operating partnership units relating to exercises of Arden Realty stock options.

          On February 27, 2004, Arden Realty issued a total of 38,000 restricted stock awards to several key executive officers and employees. Holders of these shares have full voting rights and will receive any dividends but are prohibited from selling or transferring unvested shares. The fair market value on the date of the grant for these restricted shares was $31.60. These restricted shares vest equally over three years.

          On January 21, 2004, we made a distribution of $0.505 per common operating partnership unit. In addition on March 31, 2004 we made a distribution of approximately $1.1 million to our preferred unit holders.

8.	Revenue from Rental Operations and Property Expenses

          Revenue from rental operations and property expenses for properties held for use are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenue from Rental Operations:
Scheduled cash rents	$90,532	$88,170
Straight-line rents	892	379
Tenant reimbursements	4,753	6,037
Parking, net of expenses	5,700	5,123
Other rental operations	2,602	1,267

	104,479	100,976

Property Expenses:
Repairs and maintenance	11,341	10,038
Utilities	7,567	7,883
Real estate taxes	8,021	7,276
Insurance	2,061	2,074
Ground rent	125	42
Administrative	4,982	4,030

	34,097	31,343

	$70,382	$69,633

9.	Income from Taxable REIT Subsidiary

          Beginning in the first quarter of 2004, we have reclassified for financial presentation purposes the operating results of Nextedge, our taxable REIT subsidiary, or TRS, in our consolidated statements of income from general and administrative expenses to interest and other income, net. Nextedge provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income, net, for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) from TRS	$638	$(28)
Interest and other income	128	132

	$766	$104

10.	Stock Option Plan

          Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 by Arden Realty in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted. During the three months ended March 31 2004 and March 31, 2003, we expensed approximately $8,000 of stock option based employee compensation costs.

          The following table reflects pro forma net income and earnings per share had we elected to expense all options granted by Arden Realty prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income allocated to general partner, as reported	$19,337	$16,221
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(77)	(264)

Net income allocated to general partner, as adjusted	$19,260	$15,957

Earnings per share:
Basic as reported	$0.29	$0.25

Basic as adjusted	$0.29	$0.25

Diluted as reported	$0.29	$0.25

Diluted as adjusted	$0.29	$0.25

11.	Comprehensive Income

          Comprehensive income represents net income, plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$19,337	$16,221
Other comprehensive loss:
Unrealized derivative loss on cash flow hedges	(8,048)	(1,097)

Comprehensive income	$11,289	$15,124

12.	Commitments and Contingencies

          We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The following discussion relates to our unaudited consolidated financial statements included herein, which should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-Q and in our 2003 Annual Report on Form 10-K.

          This form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the SEC and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this form 10-Q generally. We caution you, however, that this list of factors may not be exhaustive, particularly with respect to future filings.

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

          As of March 31, 2004, Arden Realty, our general partner, was Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 128 primarily suburban office properties, consisting of 210 buildings with approximately 18.6 million net rentable square feet, including one development project with approximately 283,000 net rentable square feet currently under lease-up. As of March 31, 2004 and March 31, 2003, our operating portfolio was 88.7% and 89.7% occupied, respectively.

Business Strategy

          Our primary business strategy is to actively manage our portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and place the proceeds into investments we believe will generate higher long-term value.

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

          We closely monitor our operating expenses and capital expenditures to sustain or improve operating margins and dividend coverage. We may defer discretionary operating expenses and capital expenditures until market conditions improve.

Current Economic Climate

          Our short and long-term liquidity, ability to refinance existing indebtedness, ability to issue long-term debt and equity securities at favorable rates and our dividend policy are significantly impacted by the operating results of our properties, all of which are located in Southern California. Our ability to lease available space and increase rates when leases expire is largely dependent on the demand for office space in the markets where our properties are located. We believe current uncertainty over the national and Southern California economic environment is exerting downward pressures on the demand for Southern California commercial office space. We are experiencing continued downward pressures on occupancy and rental rates and upward pressures on leasing costs due to several factors, including, among others, the following:

•	Non-farm job growth in Southern California, which we believe to be a leading indicator of office demand, was negative in 2003 and in the first three months of 2004 and is largely dependent on improved economic activity;

•	Rental rates decreased in 2003 and are expected to decrease further in 2004 due to the state of the local economy and competition from other office landlords;

•	Tenant concessions for new and renewal leases have increased in some submarkets in 2003 and are expected to further increase in 2004 due to competition from other office landlords;

•	Some tenants are under-utilizing their existing space and can therefore expand internally before they need new space;

•	Sublease space is impacting vacancy and rental rates in some submarkets; and

•	Over-building has increased vacancy rates in some submarkets.

          According to published reports, overall market rental rates in Southern California increased about 1% during the three months ended March 31, 2004. Given the current trends, including the expected continued occupancy pressures and aggressive pricing from competing office landlords and sublease space, we expect market rates will remain flat to down by approximately 1% in the second quarter of 2004. Although concessions declined during the three months ended March 31, 2004, we expect concessions in the form of either free rent or higher tenant improvement allowances to continue until market vacancies decline to a level where landlords regain pricing power.

          The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is possible, however, that these national and regional issues may more directly affect us and our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors – Further declines in the economic activity of Southern California will adversely affect our operating results,” “– The financial condition and solvency of our tenants may reduce our cash flow,” and “– Rising energy costs and power outages in California may have an adverse effect on our operations and revenue,” in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies

          Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include, among other things, revenue recognition, allowance for doubtful accounts and depreciation. There have been no material changes to these policies in 2004.

Off-Balance Sheet Arrangements

          As of March 31, 2004, there are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

          Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003
(in thousands, except number of properties and percentages):

	Three Months Ended
	March 31,
				Percent
	2004	2003	Change	Change
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$90,532	$88,170	$2,362	3%
Straight-line rents	892	379	513	135
Tenant reimbursements	4,753	6,037	(1,284)	(21)
Parking, net of expense	5,700	5,123	577	11
Other rental operations	2,602	1,267	1,335	105

Total revenue from rental operations	104,479	100,976	3,503	3
Property expenses:
Repairs and maintenance	11,341	10,038	1,303	13
Utilities	7,567	7,883	(316)	(4)
Real estate taxes	8,021	7,276	745	10
Insurance	2,061	2,074	(13)	(1)
Ground rent	125	42	83	198
Administrative	4,982	4,030	952	24

Total property expenses	34,097	31,343	2,754	9

Property Operating Results (1)	70,382	69,633	749	1
General and administrative	4,484	3,204	1,280	40
Interest	23,313	23,035	278	1
Depreciation and amortization	30,276	28,408	1,868	7
Interest and other income, net	(766)	(104)	662	637

Income from continuing operations before minority interest	$13,075	$15,090	$(2,015)	(13)%

Discontinued operations	$925	$2,871	$(1,946)	(68)%

Number of Properties:
Disposed of during period	(2)	(1)
In service at end of period	127	135
Net Rentable Square Feet:
Disposed of during period	(295)	(140)
In service at end of period	18,341	18,992
Same Store Portfolio(2):
Revenue from rental operations	$102,141	$100,897	$1,244	1%
Property expenses	33,310	31,216	2,094	7

	$68,831	$69,681	$(850)	(1)%

Straight-line rents	$396	$357	$39	11%

Number of non-development properties	126	126
Average occupancy	89.4%	89.8%
Net rentable square feet	18,239	18,239

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$20,415	$17,299
Add:
General and administrative expense	4,484	3,204
Interest expense	23,313	23,035
Depreciation and amortization	30,276	28,408
Minority interest	14	23
Loss on sale of discontinued properties	—	639
Less:
Interest and other income, net	(766)	(104)
Gain on sale of discontinued properties	(6,429)	—
Discontinued operations	(925)	(2,871)

Property Operating Results	$70,382	$69,633

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

          Our Property Operating Results for the three months ended March 31, 2004 compared to the same period in 2003 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2003.

          As a result of these changes within our portfolio of properties since January 1, 2003, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

          The increase in revenue from rental operations for the total portfolio was primarily due to the approximate 101,000 square foot acquisition we made in December of 2003, consisting of an office property in San Diego County and revenues from our 6100 Center Drive development property as it reaches stabilization and from scheduled rent bumps in our existing leases that were partially offset by the decline in average occupancy.

          The increase in revenue from rental operations for the same store portfolio was primarily due to an approximate $1.7 million increase in other rental operations, a $500,000 increase in parking income and a $300,000 increase in cash rents, all of which were partially offset by a $1.3 million decrease in tenant reimbursements. The increase in other rental operations was primarily related to higher lease termination fees in 2004 as well as lower reserves for tenant receivables as a result of a reduced level of defaults. The increase in parking income is primarily due to an increase in demand for monthly parking spaces in 2004 in some of our buildings. The increase in cash rents was primarily related to scheduled rent increases in existing leases that were partially offset by the 0.4% decrease in average occupancy for these properties. The decrease in tenant reimbursements was primarily due to 2002 reconciliation adjustments recognized in the first quarter of 2003 and the 0.4% decrease in average occupancy in 2004.

Property Expenses

          The increase in property expenses for the total portfolio was partially due to the property acquired in December 2003 and the stabilization of our 6100 Center Drive development property.

          The increase in property expenses for the same store portfolio was primarily due to an approximate $1.2 million increase in repairs and maintenance, a $900,000 increase in property administrative expense and a $500,000 increase in real estate taxes, all of which were partially offset by an approximate $500,000 decrease in utilities expense. Repairs and maintenance increased primarily due to higher contractual costs for engineering and other contract services as well as the timing of certain projects. Property administrative expense increased primarily due to higher personnel costs from annual merit increases and employee non-recurring separation costs while real estate taxes increased due to the timing of final reassessments and property tax refunds received in the first quarter of 2003 for certain properties. Utilities expense decreased due to lower usage in the first quarter of 2004 due in part to the decline in average occupancy.

General and Administrative

          General and administrative expenses as a percentage of total revenues were approximately 4.2% for the three months ended March 31, 2004 as compared to approximately 3.0% for the same period in 2003. The approximately $1.3 million increase in general and administrative expenses was primarily related to higher personnel costs associated with annual merit increases and non-cash compensation expense associated with restricted stock grants issued in 2004 and 2003 as well as higher corporate governance costs in 2004.

Interest Expense

          Interest expense increased approximately $300,000, or 1%, during the three months ended March 31, 2004 as compared to the same period in 2003. This increase was primarily due to lower capitalized interest in 2004, partially offset by lower outstanding debt balances in 2004 as a result of paydowns of our unsecured lines of credit with proceeds from dispositions. Capitalized interest was lower in 2004 as we stopped capitalizing interest on our 6100 Center Drive development property in May 2003.

Depreciation and Amortization

          Depreciation and amortization expense increased by approximately $1.9 million, or 7%, during the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to depreciation related to a property acquired in December 2003 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the first quarter of 2003.

Interest and Other Income, net

          Beginning January 1, 2004, we reclassified the operating results of Nextedge, our taxable REIT subsidiary, or TRS, that provides energy consulting services to commercial real estate owners from general and administrative expenses into the interest and other income line item to more clearly present our general and administrative costs as well as the operating results of Nextedge. We also reclassified the operating results of our TRS in the first quarter of 2003 to conform to the 2004 presentation.

          Interest and other income, net increased by approximately $700,000 for the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to net income recognized by Nextedge from a consulting and installation project completed during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

          Cash provided by operating activities decreased by approximately $5.6 million to $43.9 million for the three months ended March 31, 2004 as compared to $49.5 million for the same period in 2003. This decrease was primarily due to the loss of operating cash flows from ten properties sold since the beginning of 2003 as part of our capital recycling program, partially offset by the increased cash flows from a property acquired in the fourth quarter of 200 and our development property currently being stabilized.

          Cash provided by investing activities increased by approximately $30.6 million to $43.1 million for the three months ended March 31, 2004 as compared to $12.5 million for the same period in 2003. This increase was primarily due to the proceeds from two properties sold in the first quarter of 2004 versus only one property sold in the first quarter of 2003.

          Cash used in financing activities increased by approximately $29.3 million to $79.9 million for the three months ended March 31, 2004 as compared to $50.6 million for the same period in 2003. This increase was primarily due to higher net repayments in 2004 on our unsecured lines of credit from proceeds generated from our capital recycling program.

Available Borrowings, Cash Balance and Capital Resources

          We have an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 1.00% or the City National Bank Prime Rate less 0.875% and is scheduled to mature on August 1, 2004. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of March 31, 2004, there was $10 million outstanding on this line of credit and $10 million was available for additional borrowings.

          We also have an unsecured line of credit with a group of banks led by Wells Fargo. This line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.80% and LIBOR + 1.25% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on our unsecured debt rating. This line of credit matures in April 2006. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. We also have the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of March 31, 2004, $86 million was outstanding on this line of credit and $224 million was available for additional borrowings.

          As of March 31, 2004, we had approximately $32.8 million in cash and cash equivalents, including $21.0 million in restricted cash. Restricted cash consisted of $13.7 million in interest bearing cash deposits required by five of our mortgage loans payable and $7.3 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

          We entered into $150 million of forward-starting swaps during 2003 to effectively fix the 10-year Treasury rate at an average rate of approximately 4.1% for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost.

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

Capital Recycling Program

          On February 4, 2004, we sold an approximate 133,000 square foot retail property located in Riverside County for a sales price of approximately $17.0 million. The terms of this sale included an approximate $800,000 guarantee for the future rent and retenanting costs, if necessary, for certain tenants in this property. In addition, we recorded a $400,000 environmental reserve related to the future completion of an environmental review. We recognized this sale net of the guarantee and environmental reserve and will record any subsequent amounts recovered over the next twelve months.

          On March 16, 2004, we sold an approximate 162,000 square foot office property located in Los Angeles County for a gross sales price of approximately $52.5 million.

          The net proceeds from these dispositions were used to reduce the outstanding balance on our Wells Fargo unsecured line of credit.

Debt Summary

          Following is a summary of scheduled principal payments for our total debt outstanding as of March 31, 2004 (in thousands):

Year	Amount
2004	$190,110	(1)
2005	207,470
2006	225,859	(2)
2007	160,918
2008	230,985
2009	112,550
2010	150,565
2011	710
2012	768
2013	845
Thereafter	4,602

Total	$1,285,382

(1)	Includes the $175 million Mortgage Financing 1 loan which was repaid in full on April 9, 2004 with proceeds from our unsecured lines of credit.

(2)	Includes $86 million outstanding on our Wells Fargo unsecured line of credit.

          Following is certain other information related to our outstanding indebtedness as of March 31, 2004:

Unsecured and Secured Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)
	(000's)
Unsecured Debt	$722,005	56%	7.00%	2.9
Secured Debt	563,377	44	7.37	3.2

Total Debt	$1,285,382	100%	7.16%	3.1

Floating and Fixed Rate Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)
	(000's)
Floating Rate Debt(2)	$146,000	11%	4.69%	3.0
Fixed Debt(3)	1,139,382	89	7.48	3.1

Total Debt	$1,285,382	100%	7.16%	3.1

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate swap agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

          Total interest incurred and the amount capitalized was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Total interest incurred	$23,469	$24,270
Amount capitalized	(156)	(1,235)

Amount expensed	$23,313	$23,035

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

          The usefulness of Consolidated Income Available for Debt Service is limited because it does not reflect interest expense, taxes, gains or losses on sales of property, losses on valuations of derivatives, asset impairment losses, cumulative effect of a change in accounting principle, extraordinary items as defined by GAAP and depreciation and amortization costs. These costs have been or may in the future be incurred by us, each of which affects or could effect our operating performance and ability to finance our investments at competitive borrowing costs, successfully maintain our REIT status, and acquire and dispose of real estate properties at favorable prices to us. Some of these costs also reflect changes in value in our properties that result from use or changes in market conditions and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties. Due to the significance of the net income components excluded from Consolidated Income Available for Debt Service, this measure should not be considered an alternative to (and should be considered in conjunction with) net income, cash flow from operations, and other performance or liquidity measures prescribed by GAAP. This measure should also be analyzed in conjunction with discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the items eliminated in the calculation of Consolidated Income Available for Debt Service.

          The reader is cautioned that Consolidated Income Available for Debt Service, as calculated by Arden Realty, may not be comparable to similar measures reported by other companies (under names such as or similar to Consolidated Income Available for Debt Service, EBITDA or adjusted EBITDA) that do not define this measure exactly the same as we do.

          The following is a reconciliation of net cash provided by operating activities and net income computed in accordance with GAAP for Arden Realty to Consolidated Income Available for Debt Service (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net cash provided by operating activities	$43,842	$49,430
Add:
Interest expense	23,313	23,035
Less:
Amortization of loan costs and fees	(1,079)	(946)
Amortization of deferred compensation	(746)	(389)
Changes in operating assets and liabilities:
Rent and other receivables	2,057	642
Deferred rent	1,637	118
Prepaid financing costs, expenses and other assets	533	1,494
Accounts payable and accrued expenses	(1,641)	(3,280)
Security deposits	(271)	128

Consolidated Income Available for Debt Service	$67,645	$70,232

	Three Months Ended
	March 31,
	2004	2003
Net Income	$18,861	$15,438
Add:
Interest expense	23,313	23,035
Depreciation and amortization	30,276	28,408
Minority interest	1,382	1,438
Minority interest from discontinued operations	186	60
Depreciation from discontinued operations	56	1,214
Loss on sale of discontinued properties	—	639
Less:
Gain on sale of discontinued properties	(6,429)	—

Consolidated Income Available for Debt Service	$67,645	$70,232

          Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of March 31, 2004, our senior unsecured notes represented approximately 39% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 7% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.

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

          The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of March 31, 2004 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,581,795
Cash and cash equivalents	11,784
Restricted cash	21,030
Accumulated depreciation and amortization	465,799

Total Gross Assets	$3,080,408

Gross Value of Unencumbered Assets	$1,734,956

Mortgage loans payable(1)	$563,377
Unsecured lines of credit	96,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	501,005

Total Outstanding Debt	$1,285,382

Consolidated Income Available for Debt Service(2)	$269,950

Interest incurred(2)	$95,462
Loan fee amortization(2)	(3,722)

Debt Service(2)	$91,740

Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	2.9
Ratio of Consolidated Income Available for Debt Service to interest expense	Greater than 2.0	3.0
Ratio of Consolidated Income Available for Debt Service to fixed charges (3)	Greater than 1.75	2.2
Total Outstanding Debt/Total Gross Assets	Less than 60%	42%
Secured Debt/Total Gross Assets	Less than 40%	18%
Gross Value of Unencumbered Assets/Unsecured Debt	Greater than 150%	240%

(1)	Represents 10 secured loans that are secured by 71 properties in our portfolio.

(2)	Represents amounts for Arden Realty for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions.

Funds from Operations

          The following table reflects the calculation of our funds from operations for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Funds From Operations:(1)
Net income	$20,415	$17,299
Depreciation from discontinued operations	56	1,214
(Gain) loss on sale of discontinued properties	(6,429)	639
Depreciation and amortization	30,276	28,408
Distribution on Preferred Operating Partnership Units	(1,078)	(1,078)

Funds From Operations(2)	$43,240	$46,482

Weighted average common shares and Operating Partnership units outstanding – Diluted	66,910	64,843

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes $746,000 and $389,000 in non-cash compensation expense for the three months ended March 31, 2004 and 2003, respectively.

Portfolio and Lease Information

          The following tables set forth certain information regarding our properties as of March 31, 2004.

PORTFOLIO SUMMARY
As of March 31, 2004

										Property Operating
										Results(1)
	Number of			Number of			Approximate Net			Three Months Ended
Location	Properties			Buildings			Rentable (Sq. Ft.)			March 31, 2004
										(in thousands and
										unaudited)
	Total		% of Total	Total		% of Total	Total		% of Total	Total	% of Total
Los Angeles County
West(2)	29		23%	31		15%	4,720,354		26%	$26,851	38%
North	27		21%	43		21%	3,149,186		17%	10,331	15%
South	16		13%	21		10%	3,057,925		17%	9,504	13%

Subtotal	72		57%	95		46%	10,927,465		60%	46,686	66%
Orange County	23		18%	56		27%	3,676,119		20%	11,699	17%
San Diego County	26		20%	41		19%	2,958,628		16%	9,489	13%
Ventura/Kern Counties	6		5%	17		8%	778,363		4%	2,508	4%

Total	127	(3)	100%	209	(3)	100%	18,340,575	(3)	100%	$70,382	100%

(1)	Excludes the operating results of two properties sold in the first quarter of 2004 and one property currently classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our quarterly operating results.

(2)	Includes a retail property with approximately 37,000 net rentable square feet.

(3)	Including one development property currently under lease-up, our total portfolio consists of 128 properties with 210 buildings and approximately 18.6 million rentable square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of March 31, 2004

	Percent		Percent		Annualized Base Rent
Location	Occupied		Leased		Per Leased Square Foot(1)
					Portfolio	Full Service
					Total	Gross Leases(2)
Los Angeles County
West	91.2	%(3)	94.6	%(3)	$27.84	$27.85
North	88.3%		90.0%		21.79	22.73
South	86.3%		88.3%		19.03	20.11

Subtotal	89.0%		91.5%		$23.75	$24.51
Orange County	90.3%		91.1%		18.72	21.78
San Diego County	83.5%		89.3%		19.40	23.92
Ventura/Kern Counties	97.0%		97.7%		18.89	19.36

Total/Weighted Average	88.7%		91.4%		$21.83	$23.75

(1)	Based on monthly contractual base rent under existing leases as of March 31, 2004, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 33 properties and approximately 3.6 million square feet under triple net and modified gross leases.

(3)	Excludes a 283,000 net rentable square foot development property under lease-up that is currently 88% leased and 66% occupied as of April 27, 2004.

TEN LARGEST TENANTS
As of March 31, 2004

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)
State of California	22	47	2.27%	2.23%	381,044	$8,161
Vivendi Universal	2	73	1.38%	2.18%	231,681	7,980
University of Phoenix	5	43	0.98%	0.97%	163,556	3,546
Ceridian Corporation	2	73	0.91%	0.96%	152,071	3,507
Atlantic Richfield	1	30	0.86%	0.84%	143,885	3,061
Haight, Brown & Bonesteel, LLP	1	88	0.37%	0.73%	61,399	2,689
State Compensation Insurance Fund	1	48	0.68%	0.72%	113,513	2,656
Westfield Corporation	1	97	0.58%	0.72%	97,142	2,626
Boeing	2	19	1.62%	0.70%	272,013	2,565
Salomon Smith Barney	5	44	0.45%	0.65%	75,194	2,368

Total/Weighted Average(2)	42	51	10.10%	10.70%	1,691,498	$39,159

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of March 31, 2004 multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

Three Months Ended
March 31, 2004
Net Absorption (square feet)	(270,195)

Gross New Leasing Activity (square feet)	597,230

Retention Rate	54.4%

Cash Rent Growth(1):
Expiring Rate	$23.12

New / Renewed Rate	$20.51

Decrease	(11.3)%

GAAP Rent Growth(2):
Expiring Rate	$22.29

New / Renewed Rate	$22.19

Decrease	(0.4)%

Weighted Average Lease Term in Months	48

Tenant Improvements and Commissions (per square foot):
New(3)	$20.34

Renewal	$7.85

Capital Expenditures (per square foot):
Recurring	$0.07

Non-recurring	$0.03

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Represents estimated cash rent growth adjusted for straight-line rents.

(3)	Excludes development space.

PORTFOLIO DIVERSIFICATION
As of March 31, 2004

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio
Professional, Scientific, and Technical Services	541	4,230,166	26.04%
Finance and Insurance	521-525	2,638,793	16.25%
Information	511-519	1,714,889	10.56%
Manufacturing	311-339	1,361,066	8.38%
Health Care and Social Assistance	621-624	1,087,379	6.69%
Administrative and Support and Waste Management and Remediation Services	561-562	730,177	4.50%
Public Administration	921-928	737,833	4.54%
Educational Services	611	686,744	4.23%
Real Estate, Rental and Leasing	531-533	811,035	4.99%
Wholesale Trade	423-425	551,309	3.39%
Transportation and Warehousing	481-493	395,776	2.44%
Arts, Entertainment, and Recreation	711-713	317,788	1.96%
Construction	236-238	284,455	1.75%
Accommodation and Food Services	721-722	177,529	1.09%
Other Services (except Public Administration)	811-814	262,357	1.62%
Retail Trade	441-454	110,943	0.68%
Mining	211-213	70,641	0.43%
Management of Companies and Enterprises	551	29,741	0.18%
Utilities	221	8,975	0.06%
Agriculture, Forestry, Fishing and Hunting	111-115	6,065	0.04%
Other – Uncategorized	—	29,015	0.18%

		16,242,676	100%

LEASE EXPIRATIONS — ANNUAL
As of March 31, 2004

							2009 and
		2004	2005	2006	2007	2008	Thereafter
Los Angeles County:
West	Expiring SF (1)	398,141	674,324	518,602	601,133	511,844	1,689,767
	% of Leased SF (2)	2.38%	4.03%	3.09%	3.59%	3.05%	10.08%
	Rent per SF (3)	$28.41	$28.86	$28.94	$28.91	$30.21	$32.89
North	Expiring SF (1)	414,515	404,441	428,133	458,041	596,062	504,110
	% of Leased SF (2)	2.47%	2.41%	2.56%	2.73%	3.56%	3.01%
	Rent per SF (3)	$21.17	$23.17	$24.22	$22.61	$24.61	$22.35
South	Expiring SF (1)	296,285	743,713	319,654	243,098	408,052	673,331
	% of Leased SF (2)	1.77%	4.44%	1.91%	1.45%	2.44%	4.02%
	Rent per SF (3)	$19.16	$15.79	$22.48	$22.93	$21.78	$22.10

Subtotal –
Los Angeles County	Expiring SF (1)	1,108,941	1,822,478	1,266,389	1,302,272	1,515,958	2,867,208
	% of Leased SF (2)	6.62%	10.88%	7.56%	7.77%	9.05%	17.11%
	Rent per SF (3)	$23.23	$22.26	$25.71	$25.58	$25.74	$28.51
Orange County	Expiring SF (1)	453,018	612,580	791,568	563,351	282,407	555,855
	% of Leased SF (2)	2.70%	3.65%	4.72%	3.36%	1.69%	3.32%
	Rent per SF (3)	$16.87	$20.62	$20.15	$18.59	$20.56	$23.54
San Diego County	Expiring SF (1)	284,218	591,729	427,391	235,538	249,858	778,475
	% of Leased SF (2)	1.70%	3.53%	2.55%	1.41%	1.49%	4.65%
	Rent per SF (3)	$20.10	$19.02	$23.49	$22.90	$25.22	$23.01
All Others	Expiring SF (1)	135,188	166,966	181,951	50,642	74,604	139,783
	% of Leased SF (2)	0.81%	1.00%	1.09%	0.30%	0.44%	0.83%
	Rent per SF (3)	$18.66	$20.10	$20.58	$19.77	$21.48	$18.58

Total Portfolio	Expiring SF (1)	1,981,365	3,193,753	2,667,299	2,151,803	2,122,827	4,341,321

	% of Leased SF (2)	11.83%	19.06%	15.92%	12.84%	12.67%	25.91%

	Rent per SF (3)	$21.02	$21.23	$23.35	$23.32	$24.84	$26.56

(1)	Represents the rentable square footage of expiring leases. For 2004, represents expirations from April 1, 2004 through December 31, 2004, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

LEASE EXPIRATIONS — NEXT FOUR QUARTERS
As of March 31, 2004

		Q2-04	Q3-04	Q4-04	Q1-05
Los Angeles County:
West	Expiring SF (1)	65,338	162,536	170,267	124,650
	% of Leased SF (2)	0.39%	0.97%	1.02%	0.75%
	Rent per SF (3)	$26.99	$27.59	$29.73	$28.49
North	Expiring SF (1)	61,396	121,169	231,950	62,365
	% of Leased SF (2)	0.36%	0.72%	1.39%	0.37%
	Rent per SF (3)	$23.74	$23.22	$19.43	$23.22
South	Expiring SF (1)	91,826	138,327	66,132	109,358
	% of Leased SF (2)	0.55%	0.83%	0.39%	0.65%
	Rent per SF (3)	$18.36	$18.82	$21.00	$17.67

Subtotal –
Los Angeles County	Expiring SF (1)	218,560	422,032	468,349	296,373
	% of Leased SF (2)	1.30%	2.52%	2.80%	1.77%
	Rent per SF (3)	$22.45	$23.46	$23.39	$23.39
Orange County	Expiring SF (1)	100,416	127,374	225,228	148,446
	% of Leased SF (2)	0.60%	0.76%	1.34%	0.89%
	Rent per SF (3)	$20.68	$19.39	$13.76	$18.94
San Diego County	Expiring SF (1)	74,280	117,518	92,420	144,966
	% of Leased SF (2)	0.44%	0.70%	0.56%	0.86%
	Rent per SF (3)	$20.99	$24.37	$13.94	$21.90
All Others	Expiring SF (1)	10,257	27,275	97,656	44,137
	% of Leased SF (2)	0.07%	0.16%	0.58%	0.26%
	Rent per SF (3)	$18.20	$19.33	$18.53	$19.67

Total Portfolio	Expiring SF (1)	403,513	694,199	883,653	633,922

	% of Leased SF (2)	2.41%	4.14%	5.28%	3.78%

	Rent per SF (3)	$21.64	$22.70	$19.41	$21.75

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

DEVELOPMENT SUMMARY
As of March 31, 2004

Estimated
Year 1
Stabilized
		Costs					Cash Property	Estimated	Estimated
		Incurred	Estimated	Percent	Shell	Estimated	Operating	Year 1	Year 1
	Square	To Date	Total Cost(1)	Leased at	Completion	Stabilization	Results	Annual	Annual
Property	Feet	(in thousands)	(in thousands)	4/27/04	Date	Date	(in thousands)	Cash Yield	GAAP Yield(2)
Howard Hughes Center:
6100 Center Drive	283,000	$77,778	$81,500	88%	2nd Qtr 2002	2nd Qtr 2004	$6,450	7.9%	8.9%

(1)	Estimated total cost includes purchase and closing costs, capital expenditures, tenant improvements, leasing commissions and carrying costs during development, as well as an allocation of land and master plan costs. We have entitlements to construct an additional approximately 475,000 net rentable square feet of office space and have two parcels entitled for hotel developments for up to 600 hotel rooms at the Howard Hughes Center.

(2)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

     In addition to the property above, we have preliminary architectural designs completed for additional build-to-suit projects at the Howard Hughes Center totaling approximately 475,000 net rentable square feet of office space. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms. Build-to-suit projects consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit or multi-tenant projects at the Howard Hughes Center until development plans and budgets are finalized with terms allowing us to achieve yields commensurate with the project’s development risk.

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

     We expect to finance our development activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales, proceeds from our unsecured lines of credit or other secured borrowings.

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

Interest Rate Risk

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we use a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk. We do not enter into any transactions for speculative or trading purposes. During 2002, we entered into interest rate swap agreements fixing the interest rates on variable debt with notional amounts totaling $175.0 million. During 2003, we entered into $150 million of forward-starting swap agreements fixing the 10-year Treasury rate for borrowings that are anticipated to occur in 2004 to refinance some of our scheduled debt maturities. In October and November of 2003, we also entered into reverse interest rate swap agreements to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November 2007.

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2004, a 1% increase in interest rates on our $146.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $1.5 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $146.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $1.5 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of March 31, 2004 was 4.69%.

     Our fixed rate debt totaled $1,139.4 million as of March 31, 2004 with a weighted average interest rate of 7.48% and a total fair value of approximately $1,210.7 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $32.8 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $31.3 million and would not have an impact on future earnings and cash flows.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including Arden Realty’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2004 covered by this report. Based on the foregoing, Arden Realty’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II            OTHER INFORMATION

Item 1. Legal Proceedings

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended March 31, 2004.

Item 2. Changes in Securities — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.46*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

10.47*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the “New Partners” therein, filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 30, 2001.

10.48*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 13, 2003.

31.1	Officers’ certifications pursuant to Rule 13a–14(a) or Rule 15d–14(a).

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(*)	Incorporated by reference.

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(b)	Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY LIMITED PARTNERSHIP
By: ARDEN REALTY, INC.
Its: General Partner

Date: May 7, 2004	By: /s/ Andrew J. Sobel

Andrew J. Sobel
Executive Vice President — Strategic Planning
and Operations

Date: May 7, 2004	By: /s/ Richard S. Davis

Richard S. Davis
Senior Vice President and
Chief Financial Officer