Form 10-Q
period 2004-06-30
ARDEN REALTY LIMITED PARTNERSHIP
filed 2004-08-12
CIK 1111853

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Yes   [  ]   No   [X]

As of August 10, 2004 there were 67,180,170 shares of the registrant’s common operating partnership units issued and outstanding.

ARDEN REALTY LIMITED PARTNERSHIP
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Arden Realty Limited Partnership
Consolidated Balance Sheets
(in thousands, except unit amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Investment in real estate:
Land	$467,325	$467,216
Buildings and improvements	2,184,023	2,122,216
Tenant improvements and leasing commissions	363,583	345,604

	3,014,931	2,935,036
Less: accumulated depreciation and amortization	(483,022)	(455,261)

	2,531,909	2,479,775
Properties under development	8,769	75,627
Land available for development	23,749	23,723
Properties held for disposition, net	8,053	67,574

Net investment in real estate	2,572,480	2,646,699
Cash and cash equivalents	9,924	4,707
Restricted cash	13,655	19,694
Rent and other receivables, net of allowance of $3,310 and $4,041 at June 30, 2004 and December 31, 2003, respectively	5,522	3,688
Due from general partner	—	4,972
Deferred rent, net of allowance of $1,782 and $2,216 at June 30, 2004 and December 31, 2003, respectively	43,853	44,203
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $11,811 and $13,781 at June 30, 2004 and December 31, 2003, respectively	22,201	22,442

Total assets	$2,667,635	$2,746,405

Liabilities
Mortgage loans payable	$386,632	$564,829
Unsecured lines of credit	282,000	161,000
Unsecured term loan	125,000	125,000
Unsecured senior notes, net of discount	497,349	498,952
Accounts payable and accrued expenses	48,535	54,317
Security deposits	23,089	22,321

Total liabilities	1,362,605	1,426,419

Minority interest	2,690	2,717
Partners’ Capital
Preferred partner, 2,000,000 Series B Cumulative Redeemable Preferred Units outstanding at June 30, 2004 and December 31, 2003	50,000	50,000
General and limited partners, 67,180,170 and 66,113,119 common OP Units outstanding as of June 30, 2004 and December 31, 2003, respectively	1,262,986	1,282,822
Deferred compensation	(14,448)	(14,952)
Accumulated other comprehensive income (loss)	3,802	(601)

Total partners’ capital	1,302,340	1,317,269

Total liabilities and partners’ capital	$2,667,635	$2,746,405

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership
Consolidated Statements of Income
(in thousands, except per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Property revenues	$105,398	$102,308	$209,877	$203,284
Property operating expenses	34,163	32,631	68,260	63,974

	71,235	69,677	141,617	139,310
General and administrative expenses	4,665	3,391	9,149	6,595
Interest expense	21,184	23,254	44,497	46,289
Depreciation and amortization	31,936	29,487	62,212	57,895
Interest and other loss (income)	435	(149)	(331)	(253)

Income from continuing operations before impairment on investment in securities and minority interest	13,015	13,694	26,090	28,784
Impairment on investment in securities	(2,700)	—	(2,700)	—
Minority interest	(47)	(33)	(61)	(56)

Income from continuing operations	10,268	13,661	23,329	28,728
Discontinued operations	(279)	1,367	646	4,238
Gain on sale of discontinued properties	400	6,021	6,829	5,382

Net income	$10,389	$21,049	$30,804	$38,348

Net income allocated to:
Preferred partner	$1,078	$1,078	$2,156	$2,156

General and limited partner	$9,311	$19,971	$28,648	$36,192

Basic net income per common operating partnership unit:
Income from continuing operations	$0.14	$0.20	$0.32	$0.41
Income from discontinued operations	0.00	0.11	0.11	0.15

Net income per common operating partnership unit – basic	$0.14	$0.31	$0.43	$0.56

Weighted average number of common operating partnership units – basic	67,136	64,903	66,816	64,830

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.14	$0.20	$0.32	$0.41
Income from discontinued operations	0.00	0.11	0.11	0.15

Net income per common operating partnership unit – diluted	$0.14	$0.31	$0.43	$0.56

Weighted average number of common operating partnership units – diluted	67,430	65,132	67,173	64,976

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities:
Net income	$30,804	$38,348
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	61	56
Gain on sale of discontinued properties	(6,829)	(5,382)
Impairment on investment in securities	2,700	—
Depreciation and amortization, including discontinued operations	62,319	59,670
Amortization of loan costs	2,083	1,924
Non-cash compensation expense	1,531	837
Changes in operating assets and liabilities:
Rent and other receivables	(1,834)	913
Due from general partner	—	(905)
Deferred rent	(1,982)	89
Prepaid financing costs, expenses and other assets	(2,205)	(3,662)
Accounts payable and accrued expenses	(4,911)	(3,682)
Security deposits	876	512

Net cash provided by operating activities	82,613	88,718

Investing Activities:
Improvements to commercial properties	(47,367)	(40,729)
Proceeds from sale of properties	68,284	78,719

Net cash provided by investing activities	20,917	37,990

Financing Activities:
Repayments of mortgage loans	(178,197)	(2,090)
Proceeds from unsecured lines of credit	244,000	41,500
Repayments of unsecured lines of credit	(123,000)	(92,087)
Proceeds from issuance of common operating partnership units	22,391	5,298
Distributions to preferred operating partnership unit holders	(2,156)	(2,156)
Decrease (increase) in restricted cash	6,039	(211)
Distributions to minority interests	(78)	(71)
Distributions and redemptions paid to common operating partnership units	(67,312)	(65,389)

Net cash used in financing activities	(98,313)	(115,206)

Net increase in cash and cash equivalents	5,217	11,502
Cash and cash equivalents at beginning of period	4,707	4,063

Cash and cash equivalents at end of period	$9,924	$15,565

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$44,069	$47,214

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership
Notes to Consolidated Condensed Financial Statements
June 30, 2004
(unaudited)

1. Description of Business

     The terms “us”, “we” and “our” as used in this report refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc.

   Organization and Formation of the Company

     We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of June 30, 2004, owned 97.4% of our common operating partnership units, or common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.

     As of June 30, 2004, our portfolio was comprised of 128 primarily suburban office properties, consisting of 210 buildings with approximately 18.8 million net rentable square feet. As of June 30, 2004, our operating portfolio was 89.6% occupied.

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

     We and Arden Realty currently own 100% of all of our consolidated subsidiaries and we do not have any unconsolidated investments other than a $2.7 million investment in the securities of a non-publicly traded company (see Note 4). Because we do not control this company contractually nor exert significant influence over its operating and financial policies, we account for this investment under the cost method of accounting.

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

3. Property Dispositions

     We recovered a $400,000 environmental reserve during the second quarter of 2004 relating to the approximate 133,000 square foot retail property located in Riverside County which was sold in the first quarter of 2004. This amount has been included in the gain on sale of discontinued properties line item in our consolidated statements of income.

4. Non-Real Estate Investments

     During the three months ended June 30, 2004, an impairment of $2.7 million was recognized in conjunction with our investment in the securities of a non-publicly traded company that provides distributed energy generation to commercial property owners. This impairment represents our entire investment in this company.

     We recorded this impairment after analyzing information received from this company over the past several months regarding their current business and financial strategies which indicated to us that the recoverability of our investment is doubtful.

5. Outstanding Indebtedness

     A summary of our outstanding indebtedness as of June 30, 2004 and December 31, 2003 is as follows:

			Stated Annual
			Interest Rate at		Number of
	June 30,	December 31,	June 30,	Rate	Properties
Type of Debt	2004	2003	2004	Fixed/Floating	Securing Loan	Maturity
	(in thousands)
Mortgage Loans Payable:
Fixed Rate
Mortgage Financing I(1)	$—	$175,000	—%	—	—	—
Mortgage Financing III(2)	133,624	134,544	6.74%	Fixed	22	4/08
Mortgage Financing IV(2)	109,229	109,960	6.61%	Fixed	12	4/08
Mortgage Financing V(2)	104,723	105,899	6.94%	Fixed	12	4/09
Mortgage Financing VI(2)	21,472	21,578	7.54%	Fixed	3	4/09
Activity Business Center(2)	7,317	7,394	8.85%	Fixed	1	5/06
145 South Fairfax(2)	3,891	3,912	8.93%	Fixed	1	1/27
Marin Corporate Center(2)	2,656	2,724	9.00%	Fixed	1	7/15
Conejo Business Center(2)	2,602	2,669	8.75%	Fixed	(Note 3)	7/15
Conejo Business Center(2)	1,118	1,149	7.88%	Fixed	(Note 3)	7/15

	386,632	564,829
Unsecured Lines of Credit:
Floating Rate
Wells Fargo — $310 mm(4)	272,000	158,000	2.54%	LIBOR + 0.90% (Notes 5,6)	—	4/06
City National Bank — $20 mm(4)	10,000	3,000	2.13%	(Note 7)	—	8/04

	282,000	161,000
Unsecured Term Loan:
Fixed Rate
Wells Fargo — $125 mm(4)	125,000	125,000	4.14%	Fixed (Note 8)	—	6/06
Unsecured Senior Notes:
Fixed Rate
2005 Notes(9)	199,923	199,872	8.88%	Fixed	—	3/05
2007 Notes(9)	148,190	149,907	7.00%	(Note 10)	—	11/07
2010 Notes(9)	49,765	49,744	9.15%	Fixed	—	3/10
2010 Notes(9)	99,471	99,429	8.50%	Fixed	—	11/10

	497,349	498,952

Total Debt	$1,290,981	$1,349,781

(1)	This mortgage financing was repaid in full on April 9, 2004 with proceeds from recent asset dispositions and funds from our unsecured lines of credit.

(2)	Requires monthly payments of principal and interest.

(3)	Both mortgage loans are secured by the Conejo Business Center property.

(4)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(5)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount. In June 2004, we amended this line of credit to reduce the interest rate from LIBOR + 1.00% to LIBOR + 0.90%.

(6)	We have entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 3.95% through April of 2006.

(7)	In December 2003, we expanded this line of credit to $20 million at an interest rate of LIBOR + 1.00% or Prime Rate – 1.875%.

(8)	In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan. In June 2004, we amended this loan to reduce its effective interest rate by 20 basis points. After this amendment and after taking into effect the interest rate swap agreements for this loan, it will have an effective interest rate of approximately 4.14% for the remainder of 2004, 4.55% in 2005 and 4.70% in 2006.

(9)	Requires semi-annual interest payments only, with principal balance due upon maturity.

(10)	During the fourth quarter of 2003, we entered into interest rate swap agreements to float the interest rate on $100 million of the outstanding balance of these notes at a rate of LIBOR + 3.1% through November of 2007. Including these swap agreements, the effective interest rate on these notes was approximately 6.20% as of June 30, 2004.

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

     Under SFAS 133, our $175 million in floating-to-fixed swaps and our $150 million in forward-starting swaps outstanding as of June 30, 2004 are classified as cash flow hedges with their fair value of approximately $3.8 million reported in accumulated other comprehensive income on our balance sheet. The estimated fair value of these interest rate swap agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying floating-rate loans at the fixed interest rate provided under our agreements in the case of the fixed-to-floating swaps or as part of interest expense for future borrowings in the case of the forward starting swaps. If the underlying debt related to these swaps were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

     Under SFAS 133, our $100 million in fixed-to-floating hedges are classified as fair value hedges with their fair value of approximately $1.3 million reported in both the unsecured senior notes and accounts payable and accrued expenses line items on our balance sheet. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Any estimated gain or loss from these agreements will be amortized into earnings as we recognize the interest expense for the underlying fixed-rate loan at the floating interest rate provided under our agreements in the case of the floating-to-fixed hedges. If the underlying debt related to these hedges were to be repaid prior to maturity, we would recognize into interest expense any unamortized gain or loss at the time of such early repayment.

7. Partners’ Capital

     A common Operating Partnership unit, or common OP Unit, and a share of Arden Realty’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions. A common OP Unit may be redeemed for cash or, at our election, for shares of Arden Realty’s common stock on a one-for-one basis.

     Included in our partner’s capital balance is $50 million of 8.625% Series B Cumulative Redeemable Preferred Operating Partnership Units, or Preferred OP Units. These Preferred OP Units were issued in September of 1999, are callable by us after September 2004 and are exchangeable after ten years by the holder into our 8.625% Series B Cumulative Redeemable Preferred Stock, on a one-for-one basis. The Preferred OP Units and Series B Cumulative Redeemable Preferred Stock have no stated maturity or mandatory redemption and are subordinate to all debt.

     On April 21, 2004, we made a distribution of $0.505 per common operating partnership unit. In addition, on June 30, 2004, we made a distribution of approximately $1.1 million to our preferred unit holders.

8. Revenue from Rental Operations and Property Expenses

     Revenue from rental operations and property expenses for properties held for use are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue from Rental Operations:
Scheduled cash rents	$90,962	$88,776	$181,494	$176,946
Straight-line rents	448	114	1,340	493
Tenant reimbursements	4,850	5,138	9,603	11,175
Parking, net of expenses	6,121	5,525	11,821	10,648
Other rental operations	3,017	2,755	5,619	4,022

	$105,398	$102,308	$209,877	$203,284

Property Expenses:
Repairs and maintenance	11,529	10,671	22,870	20,709
Utilities	8,083	7,934	15,650	15,817
Real estate taxes	7,875	7,041	15,896	14,317
Insurance	1,994	2,030	4,055	4,104
Ground rent	207	322	332	364
Administrative	4,475	4,633	9,457	8,663

	34,163	32,631	68,260	63,974

	$71,235	$69,677	$141,617	$139,310

9. Income (Loss) from Taxable REIT Subsidiary

     Beginning in the first quarter of 2004, we have reclassified for financial presentation purposes the operating results of Nextedge, our taxable REIT subsidiary, or TRS, from general and administrative expenses to interest and other income (loss) in our consolidated statements of income. Nextedge provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income (loss) for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) from TRS	$(517)	$(229)	$121	$(257)
Interest and other income	82	378	210	510

	$(435)	$149	$331	$253

10. Stock Option Plan

     Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted. During the three months ended June 30, 2004 and June 30, 2003, we expensed approximately $8,000 of stock option based employee compensation costs.

     The following table reflects pro forma net income and earnings per share had we elected to expense all options granted by Arden Realty prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income allocated to general and limited partners, as reported	$9,311	$19,971	$28,648	$36,192
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(77)	(259)	(154)	(523)

Net income allocated to general and limited partners, as adjusted	$9,234	$19,712	$28,494	$35,669

Earnings per share:
Basic as reported	$0.14	$0.31	$0.43	$0.56

Basic as adjusted	$0.14	$0.30	$0.43	$0.55

Diluted as reported	$0.14	$0.31	$0.43	$0.56

Diluted as adjusted	$0.14	$0.30	$0.42	$0.55

11. Comprehensive Income

     Comprehensive income represents net income, plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$10,389	$21,049	$30,804	$38,348
Other comprehensive income (loss):
Unrealized derivative gain (loss) on cash flow hedges	12,451	(1,812)	4,403	(2,909)

Comprehensive income	$22,840	$19,237	$35,207	$35,439

12. Commitments and Contingencies

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended June 30, 2004.

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

     We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by 7 senior executive officers who have experience in the real estate industry ranging from 13 to 34 years and who collectively have an average of 19 years experience. We perform all property and development management, accounting, finance and acquisition, disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.

     As of June 30, 2004, Arden Realty, our general partner, was Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 128 primarily suburban office properties, consisting of 210 buildings with approximately 18.8 million net rentable square feet. As of June 30, 2004 and December 31, 2003, our operating portfolio was 89.6% and 90.4% occupied, respectively.

Business Strategy

     Our primary business strategy is to actively manage our portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also renovate existing or new properties or selectively develop or acquire new properties that add value and fit strategically into our portfolio. We may also sell existing properties and place the proceeds into investments we believe will generate higher long-term value.

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

Impact of Economic Climate

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

     The timing and extent of future changes in the national and local economy and their effects on our properties and results of operations are difficult to accurately predict. It is likely, however, that if national and regional economic conditions deteriorate they would directly affect our operating results in the future, making it more difficult for us to lease and renew available space, to increase or maintain rental rates as leases expire and to collect amounts due from our tenants. For additional information, see “Risk Factors – Further declines in the economic activity of Southern California will adversely affect our operating results,” “– The financial condition and solvency of our tenants may reduce our cash flow,” and “– Rising energy costs and power outages in California may have an adverse effect on our operations and revenue,” in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies

     Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include, among other things, revenue recognition, allowance for doubtful accounts and depreciation. There have been no material changes to these policies in 2004.

Off-Balance Sheet Arrangements

     As of June 30, 2004, there are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

     Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003
(in thousands, except number of properties and percentages):

	Three Months Ended
	June 30,			Percent
	2004	2003	Change	Change
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$90,962	$88,776	$2,186	3%
Straight-line rents	448	114	334	293
Tenant reimbursements	4,850	5,138	(288)	(6)
Parking, net of expense	6,121	5,525	596	11
Other rental operations	3,017	2,755	262	10

Total revenue from rental operations	105,398	102,308	3,090	3

Property expenses:
Repairs and maintenance	11,529	10,671	858	8
Utilities	8,083	7,934	149	2
Real estate taxes	7,875	7,041	834	12
Insurance	1,994	2,030	(36)	(2)
Ground rent	207	322	(115)	(36)
Administrative	4,475	4,633	(158)	(3)

Total property expenses	34,163	32,631	1,532	5

Property Operating Results (1)	71,235	69,677	1,558	2
General and administrative	4,665	3,391	1,274	38
Interest expense	21,184	23,254	(2,070)	(9)
Depreciation and amortization	31,936	29,487	2,449	8
Interest and other loss (income)	435	(149)	584	392

Income from continuing operations before impairment on investment in securities and minority interest	$13,015	$13,694	$(679)	(5)%

Discontinued operations	$(279)	$1,367	$(1,646)	(120)%

Number of Properties:
Disposed of during period	—	(5)
Completed and placed in service during period	1	—
In service at end of period	128	130
Net Rentable Square Feet:
Disposed of during period	—	(376)
Completed and placed in service during period	283	—
In service at end of period	18,785	18,617
Same Property Portfolio(2):
Revenue from rental operations	$103,167	$102,189	$978	1%
Property expenses	33,296	32,426	870	3

	$69,871	$69,763	$108	—%

Straight-line rents	$65	$118	$(53)	(45)%

Number of non-development properties	126
Number of buildings	207
Average occupancy	89.1%	88.9%
Net rentable square feet	18,299

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income	$10,389	$21,049
Add:
General and administrative expense	4,665	3,391
Interest expense	21,184	23,254
Depreciation and amortization	31,936	29,487
Minority interest	47	33
Interest and other loss	435	—
Discontinued operations	279	—
Impairment on investment in securities	2,700	—
Less:
Interest and other income	—	(149)
Gain on sale of discontinued properties	(400)	(6,021)
Discontinued operations	—	(1,367)

Property Operating Results	$71,235	$69,677

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our Property Operating Results for the three months ended June 30, 2004 compared to the same period in 2003 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2003.

     As a result of these changes within our portfolio of properties since January 1, 2003, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.

Revenue from Rental Operations

     The increase in revenue from rental operations for the total portfolio was primarily due to the approximate 101,000 square foot acquisition we made in December 2003 consisting of an office property in San Diego County and revenues from our 6100 Center Drive development property in Los Angeles County which was placed in service during the second quarter of 2004 and from scheduled rent increases in our existing leases.

     The increase in revenue from rental operations for the same property portfolio was primarily due to an approximate $600,000 increase in cash rents, an approximate $450,000 increase in parking income and an approximate $350,000 increase in other rental operations, all of which were partially offset by an approximate $400,000 decrease in tenant reimbursements. The increase in cash rents was primarily related to scheduled rent increases in existing leases and by the 0.2% increase in average occupancy for these properties. The increase in parking income is primarily due to higher average occupancy in 2004 and special event parking in 2004 in some of our buildings. The increase in other rental operations was primarily related to higher lease termination fees and higher after-hour utility recoveries in 2004. The decrease in tenant reimbursements was primarily due to higher prior year reimbursement reconciliation billings in 2003.

Property Expenses

     The increase in property expenses for the total portfolio was partially due to the property acquired in December 2003 and the placement in service of our 6100 Center Drive property in the second quarter of 2004.

     The increase in property expenses for the same property portfolio was primarily due to an approximate $600,000 increase in repairs and maintenance and an approximate $600,000 increase in real estate taxes, all of which were partially offset by an approximate $200,000 decrease in property administrative expense and an approximate $100,000 decrease in ground rent expense. Repairs and maintenance increased primarily due to higher costs for contracted services and the timing of certain projects. Real estate taxes increased primarily due to refunds received on final reassessments in 2003 for certain properties. Property administrative expenses primarily decreased due to start-up costs associated with employee training programs implemented in 2003 and lower legal expenses relating to unlawful detainers and tenant rent disputes in 2004. Ground rent expense decreased primarily due to higher contingent ground rent recorded in 2003 relating to one of our properties.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 4.4% for the three months ended June 30, 2004 compared to approximately 3.5% for the same period in 2003. The approximate $1.3 million increase in general and administrative expenses was primarily related to higher personnel costs associated with annual merit increases and non-cash compensation expense associated with restricted stock grants issued in 2004 and 2003 as well as higher corporate governance costs in 2004.

Interest Expense

     Interest expense decreased approximately $2.1 million, or 9%, for the three months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily due to the paydown in the second quarter of 2004 of a $175 million, 7.52% mortgage financing loan with disposition proceeds and funds from our unsecured line of credit and the fixed to floating swaps entered into on our unsecured senior notes in 2003, all of which were partially offset by lower capitalized interest in 2004. Capitalized interest was lower in 2004 as we stopped capitalizing interest on our 6100 Center Drive property in May 2003.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $2.4 million, or 8%, for the three months ended June 30, 2004 compared to the same period in 2003, primarily due to depreciation related to a property acquired in December 2003 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the first quarter of 2003.

Interest and Other Income (Loss)

     Beginning January 1, 2004, we reclassified the operating results of Nextedge, our taxable REIT subsidiary, or TRS, that provides energy consulting services to commercial real estate owners from general and administrative expenses into the interest and other income (loss) line item to more clearly present our general and administrative costs as well as the operating results of Nextedge. We also reclassified the operating results of our TRS in the second quarter of 2003 to conform to the 2004 presentation.

     Interest and other income (loss) decreased by approximately $600,000 for the three months ended June 30, 2004 compared to the same period in 2003, primarily due to operating losses from Nextedge.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003
(in thousands, except number of properties and percentages):

	Six Months Ended
	June 30,			Percent
	2004	2003	Change	Change
Total Portfolio:
Revenue from rental operations:
Scheduled cash rents	$181,494	$176,946	$4,548	3%
Straight-line rents	1,340	493	847	172
Tenant reimbursements	9,603	11,175	(1,572)	(14)
Parking, net of expense	11,821	10,648	1,173	11
Other rental operations	5,619	4,022	1,597	40

Total revenue from rental operations	209,877	203,284	6,593	3

Property expenses:
Repairs and maintenance	22,870	20,709	2,161	10
Utilities	15,650	15,817	(167)	(1)
Real estate taxes	15,896	14,317	1,579	11
Insurance	4,055	4,104	(49)	(1)
Ground rent	332	364	(32)	(9)
Administrative	9,457	8,663	794	9

Total property expenses	68,260	63,974	4,286	7

Property Operating Results (1)	141,617	139,310	2,307	2
General and administrative	9,149	6,595	2,554	39
Interest expense	44,497	46,289	(1,792)	(4)
Depreciation and amortization	62,212	57,895	4,317	7
Interest and other income	(331)	(253)	(78)	31

Income from continuing operations before impairment on investment in securities and minority interest	$26,090	$28,784	$(2,694)	(9)%

Discontinued operations	$646	$4,238	$(3,592)	(85)%

Number of Properties:
Disposed of during period	(2)	(6)
Completed and placed in service during period	1	—
In service at end of period	128	130
Net Rentable Square Feet:
Disposed of during period	(295)	(515)
Completed and placed in service during period	283	—
In service at end of period	18,785	18,617
Same Property Portfolio(2):
Revenue from rental operations	$205,230	$202,836	$2,394	1%
Property expenses	66,525	63,587	2,938	5

	$138,705	$139,249	$(544)	—%

Straight-line rents	$447	$477	$(30)	(6)%

Number of non-development properties	126
Number of buildings	207
Average occupancy	89.6%	89.2%
Net rentable square feet	18,299

(1)	Property Operating Results is commonly used by investors to evaluate the performance of REITs, to determine trends in earnings and to compute the fair value of properties as it is not affected by (1) the cost of funds of the property owner or (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Six Months Ended June 30,
	2004	2003
Net income	$30,804	$38,348
Add:
General and administrative expense	9,149	6,595
Interest expense	44,497	46,289
Depreciation and amortization	62,212	57,895
Minority interest	61	56
Impairment on investment in securities.	2,700	—
Less:
Interest and other income	(331)	(253)
Gain on sale of discontinued properties	(6,829)	(5,382)
Discontinued operations	(646)	(4,238)

Property Operating Results	$141,617	$139,310

(2)	Consists of non-development properties classified as part of continuing operations and owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS

     Our Property Operating Results for the six months ended June 30, 2004 compared to the same period in 2003 were primarily affected by our acquisitions, dispositions and development activities since January 1, 2003.

     As a result of these changes within our portfolio of properties since January 1, 2003, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same property portfolio.

Revenue from Rental Operations

     The increase in revenue from rental operations for the total portfolio was primarily due to the approximate 101,000 square foot acquisition we made in December 2003 of an office property in San Diego County and revenues from our 6100 Center Drive development property which was placed in service during the second quarter of 2004 and from scheduled rent increases in our existing leases that were partially offset by the decline in average occupancy.

     The increase in revenue from rental operations for the same property portfolio was primarily due to an approximate $2.0 million increase in other rental operations, a $1.1 million increase in cash rents and an approximate $900,000 increase in parking income, all of which were partially offset by an approximate $1.7 million decrease in tenant reimbursements. The increase in other rental operations was primarily related to higher lease termination fees in 2004 and lower reserves for tenant receivables. The increase in parking income is primarily due to higher average occupancy in 2004 and special event parking in 2004 in some of our buildings. The increase in cash rents was primarily related to scheduled rent increases in existing leases and by the 0.4% increase in average occupancy for these properties. The decrease in tenant reimbursements was primarily due to higher prior year reimbursement reconciliation billings in 2003.

Property Expenses

     The increase in property expenses for the total portfolio was partially due to the property acquired in December 2003 and placing our 6100 Center Drive property in service in the second quarter of 2004.

     The increase in property expenses for the same property portfolio was primarily due to an approximate $1.8 million increase in repairs and maintenance, and an approximate $1.1 million increase in real estate taxes and an approximate $650,000 increase in property administrative expenses, all of which were partially offset by an approximate $500,000 decrease in utility expenses. Repairs and maintenance increased primarily due to higher costs for contracted services and the timing of certain projects. Real estate taxes increased primarily due to the timing of final reassessments and property tax refunds received in 2003 for certain properties. Property administrative expenses increased due to higher personnel costs from annual merit increases and other non-recurring separation costs, partially offset by start-up costs associated with employee training programs implemented in 2003 and lower legal expenses relating to unlawful detainers and tenant rent disputes in 2004. Utility expenses decreased primarily due to lower usage in the first quarter of 2004 due primarily to the temporary decline in average occupancy in the first quarter of 2004.

General and Administrative

     General and administrative expenses as a percentage of total revenues were approximately 4.3% for the six months ended June 30, 2004 compared to approximately 3.3% for the same period in 2003. The approximate $2.6 million increase in general and administrative expenses was primarily related to higher personnel costs associated with annual merit increases and non-cash compensation expense associated with restricted stock grants issued in 2004 and 2003 and higher corporate governance costs in 2004.

Interest Expense

     Interest expense decreased approximately $1.8 million, or 4%, for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was primarily due to the paydown in the second quarter of 2004 of a $175 million, 7.52% mortgage financing loan with proceeds from our first quarter 2004 dispositions and funds from our unsecured line of credit in 2004 and the fixed to floating swaps entered into on our unsecured senior notes in 2003, all of which were partially offset by lower capitalized interest in 2004. Capitalized interest was lower in 2004 as we stopped capitalizing interest on our 6100 Center Drive property in May 2003.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately $4.3 million, or 7%, for the six months ended June 30, 2004 compared to the same period in 2003, primarily due to depreciation related to a property acquired in December 2003 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash provided by operating activities decreased by approximately $6.1 million to $82.6 million for the six months ended June 30, 2004 compared to $88.7 million for the same period in 2003. This decrease was primarily due to the loss of operating cash flows from ten properties sold since the beginning of 2003 as part of our capital recycling program, partially offset by the increased cash flows from a property acquired in the fourth quarter of 2003 and our 6100 Center Drive development property, which was placed in service during the second quarter of 2004.

     Cash provided by investing activities decreased by approximately $17.1 million to $20.9 million for the six months ended June 30, 2004 compared to $38.0 million for the same period in 2003. This decrease was primarily due to fewer asset sales and lower disposition proceeds in 2004.

     Cash used in financing activities decreased by approximately $16.9 million to $98.3 million for the six months ended June 30, 2004 compared to $115.2 million for the same period in 2003. This change was primarily due to higher proceeds from issuances of common operating partnership units in 2004.

Available Borrowings, Cash Balance and Capital Resources

     We have an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 1.00% or the City National Bank Prime Rate less 0.875% and is scheduled to mature in August 2004. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of June 30, 2004, there was $10 million outstanding on this line of credit and $10 million was available for additional borrowings.

     We also have an unsecured line of credit with a group of banks led by Wells Fargo. In June 2004, this line of credit was amended to reduce the interest rates by approximately 10 to 15 basis points depending on our secured debt rating and revise certain covenants. As a result of this amendment, this line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.65% and LIBOR + 1.15% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on our unsecured debt rating. This line of credit matures in April 2006. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. We also have the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of June 30, 2004, $272 million was outstanding on this line of credit and $38 million was available for additional borrowings.

     As of June 30, 2004, we had approximately $23.6 million in cash and cash equivalents, including $13.7 million in restricted cash. Restricted cash consisted of $9.7 million in interest bearing cash deposits required by four of our mortgage loans payable and $4.0 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.

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

     In June 2004, we amended our $125 million unsecured term loan with Wells Fargo to reduce its effective interest rate by 20 basis points. This loan was scheduled to increase from LIBOR + 1.25% to LIBOR + 1.45% in June 2004. In 2002, we entered into interest rate swap agreements that fixed the interest rate on the entire balance of this loan. As a result of the amendment and taking into effect the interest rate swap agreements for this loan, it will have an effective interest rate of approximately 4.14% for the remainder of 2004, 4.55% in 2005 and 4.70% in 2006.

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

Capital Recycling Program

     No properties were disposed of during the three months ended June 30, 2004.

Debt Summary

     Following is a summary of scheduled principal payments for our total debt outstanding as of June 30, 2004 (in thousands):

Year	Amount
2004	$13,461
2005	207,470
2006	411,859	(1)
2007	157,166
2008	230,985
2009	112,550
2010	150,565
2011	710
2012	768
2013	845
Thereafter	4,602

Total	$1,290,981

(1)	Includes $272 million outstanding on our Wells Fargo unsecured line of credit.

     Following is certain other information related to our outstanding indebtedness as of June 30, 2004:

Unsecured and Secured Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)
	(000’s)
Unsecured Debt	$904,349	70%	6.09%	2.5
Secured Debt	386,632	30	7.15	4.4

Total Debt	$1,290,981	100%	6.40%	3.1

Floating and Fixed Rate Debt:

			Weighted	Weighted
			Average	Average
	Balance	Percent	Internet Rate (1)	Maturity (in years)
	(000’s)
Floating Rate Debt(2)	$332,000	26%	3.72%	2.2
Fixed Debt(3)	958,981	74	7.33	3.4

Total Debt	$1,290,981	100%	6.40%	3.1

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $100 million of fixed rate debt that has been converted to floating rate through interest rate swap agreements.

(3)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.

     Total interest incurred and the amount capitalized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total interest incurred	$21,382	$24,169	$44,851	$48,439
Amount capitalized	(198)	(915)	(354)	(2,150)

Amount expensed	$21,184	$23,254	$44,497	$46,289

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

     The following is a reconciliation of net cash provided by operating activities and net income computed in accordance with GAAP for Arden Realty to Consolidated Income Available for Debt Service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net cash provided by operating activities	$38,693	$39,217	$82,535	$88,647
Add:
Interest expense	21,184	23,254	44,497	46,289
Less:
Amortization of loan costs and fees	(1,004)	(978)	(2,083)	(1,924)
Amortization of deferred compensation	(785)	(448)	(1,531)	(837)
Changes in operating assets and liabilities:
Rent and other receivables	(223)	(1,555)	1,834	(913)
Deferred rent	345	(207)	1,982	(89)
Prepaid financing costs, expenses and other assets	1,672	2,168	2,205	3,662
Accounts payable and accrued expenses	6,630	6,962	4,989	3,682
Security deposits	(605)	(640)	(876)	(512)

Consolidated Income Available for Debt Service	$65,907	$67,773	$133,552	$138,005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$9,127	$18,903	$27,988	$34,341
Add:
Interest expense	21,184	23,254	44,497	46,289
Depreciation and amortization	31,936	29,487	62,212	57,895
Minority interest	1,307	1,399	2,689	2,837
Minority interest from discontinued operations	2	190	188	250
Depreciation from discontinued operations	51	561	107	1,775
Impairment on investment in securities	2,700	—	2,700	—
Less:
Gain on sale of discontinued properties	(400)	(6,021)	(6,829)	(5,382)

Consolidated Income Available for Debt Service	$65,907	$67,773	$133,552	$138,005

     Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of June 30, 2004, our senior unsecured notes represented approximately 39% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 21% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.

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

     The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of June 30, 2004 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,572,480
Cash and cash equivalents	9,924
Restricted cash	13,655
Accumulated depreciation and amortization	483,022

Total Gross Assets	$3,079,081

Gross Value of Unencumbered Assets	$2,107,737

Mortgage loans payable(1)	$386,632
Unsecured lines of credit	282,000
Unsecured term loan	125,000
Unsecured senior notes, net of discount	497,349

Total Outstanding Debt	$1,290,981

Consolidated Income Available for Debt Service(2)	$268,084

Interest incurred(2)	$92,675
Loan fee amortization(2)	(3,747)

Debt Service(2)	$88,928

Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	3.0
Ratio of Consolidated Income Available for Debt Service to interest expense (3)	Greater than 2.0	3.2
Ratio of Consolidated Income Available for Debt Service to fixed charges (4)	Greater than 1.75	2.3
Total Outstanding Debt/Total Gross Assets	Less than 60%	42%
Secured Debt/Total Gross Assets	Less than 40%	13%
Gross Value of Unencumbered Assets/Unsecured Debt	Greater than 150%	233%

(1)	Represents 9 secured loans that are secured by 53 properties in our portfolio.

(2)	Represents amounts for Arden Realty for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Interest expense consists of interest expense plus capitalized interest and less amortization of loan fees and discounts.

(4)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions.

Funds from Operations

     The following table reflects the calculation of our funds from operations for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Funds From Operations:(1)
Net income	$10,389	$21,049	$30,804	$38,348
Depreciation from discontinued operations	51	561	107	1,775
Gain on sale of discontinued properties	(400)	(6,021)	(6,829)	(5,382)
Depreciation and amortization	31,936	29,487	62,212	57,895
Distribution on Preferred Operating Partnership Units	(1,078)	(1,078)	(2,156)	(2,156)

Funds From Operations(2)	$40,898	$43,998	$84,138	$90,480

Weighted average common shares and Operating Partnership units outstanding - Diluted	67,430	65,132	67,173	64,976

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes $785,000 and $448,000 in non-cash compensation expense for the three months ended June 30, 2004 and 2003, respectively, and approximately $1.5 million and $837,000 in non-cash compensation expense for the six months ended June 30, 2004 and 2003, respectively.

Portfolio and Lease Information

     The following tables set forth certain information regarding our properties as of June 30, 2004.

PORTFOLIO SUMMARY
As of June 30, 2004

							Property Operating Results(1)
							Three Months Ended June		Six Months Ended
							30, 2004		June 30, 2004
					Approximate Net		(in thousands and		(in thousands and
	Number of Properties		Number of Buildings		Rentable (Sq. Ft.)		unaudited)		unaudited)
Location	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Los Angeles County
West(2)	30	23%	32	15%	5,051,880	27%	$26,313	37%	$53,164	37%
North	27	21%	43	21%	3,172,622	17%	10,929	15%	21,260	15%
South	16	13%	21	10%	3,085,689	16%	9,911	14%	19,415	14%

Subtotal	73	57%	96	46%	11,310,191	60%	47,153	66%	93,839	66%
Orange County	23	18%	55	26%	3,609,394	19%	11,190	16%	22,866	16%
San Diego County	26	20%	41	19%	2,971,482	16%	10,400	14%	19,889	14%
Ventura/Kern Counties	6	5%	17	8%	794,574	4%	2,510	4%	5,018	4%

Subtotal	128	100%	209	99%	18,685,641	99%	$71,253	100%	$141,612	100%
Renovation Building(3)	—	—	1	1%	99,119	1%	(18)	—	5	—

Total	128	100%	210	100%	18,784,760	100%	$71,235	100%	$141,617	100%

(1)	Excludes the operating results of two properties sold during the first quarter of 2004 and one property currently classified as held for disposition. The operating results for these properties are reported as part of discontinued operations in our quarterly and year-to-date operating results.

(2)	Includes a retail property with approximately 37,000 net rentable square feet.

(3)	Comprised of one building in a business park containing a total of four buildings. After completion of the renovation, the total square footage of this building will expand to 130,000 square feet.

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of June 30, 2004

			Annualized Base Rent
			Per Leased Square Foot (1)
	Percent	Percent	Portfolio	Full Service
Location	Occupied	Leased	Total	Gross Leases(2)
Los Angeles County
West	91.8%	94.3%	$27.89	$27.90
North	90.1%	91.3%	21.94	22.75
South	86.4%	88.7%	19.04	20.10

Subtotal	89.8%	91.9%	$23.90	$24.62
Orange County	88.2%	89.7%	18.82	22.10
San Diego County	88.8%	90.5%	19.43	23.87
Ventura/Kern Counties	95.7%	96.5%	18.84	19.40

Subtotal/Weighted Average	89.6%	91.5%	$22.01	$23.91
Renovation Building	—	100.0%	17.40	—

Total	89.0%	91.5%	$21.97	$23.91

(1)	Based on monthly contractual base rent under existing leases as of June 30, 2004, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 34 properties and approximately 3.7 million square feet under triple net and modified gross leases.

TEN LARGEST TENANTS
As of June 30, 2004

		Weighted Average	Percentage of	Percentage of
		Remaining	Aggregate Portfolio	Aggregate Portfolio		Annualized
		Lease Term	Leased	Annualized	Net Rentable Square	Base Rent
Tenant	Number of Locations	in Months	Square Feet	Base Rent(1)	Feet	(in thousands)
State of California	22	44	2.22%	2.16%	379,686	$8,115
Vivendi Universal	2	70	1.36%	2.12%	231,681	7,980
University of Phoenix	6	48	0.97%	0.99%	166,195	3,719
Ceridian Corporation	2	70	0.89%	0.96%	152,071	3,619
Atlantic Richfield	1	27	0.84%	0.92%	143,885	3,453
Pepperdine University	1	173	0.66%	0.84%	113,488	3,173
Haight, Brown & Bonesteel, LLP	2	83	0.37%	0.73%	63,262	2,737
Westfield Corporation	1	106	0.57%	0.72%	96,876	2,714
State Compensation Insurance Fund	1	45	0.67%	0.71%	113,513	2,656
Walt Disney Pictures and Television	1	49	0.67%	0.69%	114,922	2,588

Total/Weighted Average(2)	39	64	9.22%	10.84%	1,575,579	$40,754

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of June 30, 2004 multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net Absorption (square feet)	262,247	(7,948)

Gross New Leasing Activity (square feet)	422,126	1,019,356

Gross Renewal Leasing Activity (square feet)	600,948	1,458,393

Retention Rate	65.7%	59.1%

Cash Rent Growth(1):
Expiring Rate	$22.81	$22.97

New / Renewed Rate	$21.03	$20.77

Decrease	(8)%	(10)%

GAAP Rent Growth(2):
Expiring Rate	$21.98	$22.14

New / Renewed Rate	$22.36	$22.28

Increase	2%	1%

Weighted Average Lease Term in Months — New	52	55

Weighted Average Lease Term in Months — Renewal	42	41

Tenant Improvements and Commissions (per square foot):
New(3)	$21.83	$20.97

Renewal	$10.39	$8.91

Capital Expenditures (per square foot):
Recurring	$0.06	$0.13

Non-recurring	$0.01	$0.04

(1)	Represents the difference between initial market rents on new and renewed leases as compared to the expiring cash rents on the same space.

(2)	Represents estimated cash rent growth adjusted for straight-line rents.

(3)	Excludes development/renovation space.

PORTFOLIO DIVERSIFICATION
As of June 30, 2004

		Occupied
	NAICS	Square	Percentage of Total
North American Industrial Classification System Description	Code	Feet	Occupied Portfolio
Professional, Scientific, and Technical Services	541	4,355,879	26.01%
Finance and Insurance	521-525	2,841,077	16.97%
Information	511-519	1,720,032	10.27%
Manufacturing	311-339	1,341,723	8.01%
Health Care and Social Assistance	621-624	1,168,085	6.97%
Administrative and Support and Waste Management and Remediation Services	561-562	751,234	4.49%
Public Administration	921-928	736,069	4.40%
Educational Services	611	748,680	4.47%
Real Estate, Rental and Leasing	531-533	710,730	4.24%
Wholesale Trade	423-425	553,723	3.31%
Transportation and Warehousing	481-493	394,249	2.35%
Arts, Entertainment, and Recreation	711-713	313,778	1.87%
Construction	236-238	287,980	1.72%
Other Services (except Public Administration)	811-814	287,851	1.72%
Accommodation and Food Services	721-722	171,792	1.03%
Retail Trade	441-454	121,673	0.73%
Mining	211-213	58,392	0.35%
Management of Companies and Enterprises	551	28,305	0.17%
Utilities	221	8,975	0.05%
Agriculture, Forestry, Fishing and Hunting	111-115	6,261	0.04%
Other — Uncategorized	—	138,911	0.83%

		16,745,399	100.00%

LEASE EXPIRATIONS — ANNUAL
As of June 30, 2004

							2009 and
		2004	2005	2006	2007	2008	Thereafter
Los Angeles County:
West	Expiring SF (1)	287,598	633,370	542,349	615,436	523,235	2,126,458
	% of Leased SF (2)	1.68%	3.71%	3.18%	3.60%	3.06%	12.45%
	Rent per SF (3)	$29.04	$28.11	$28.65	$29.06	$30.14	$33.11
North	Expiring SF (1)	308,349	458,499	453,394	477,906	603,566	567,628
	% of Leased SF (2)	1.81%	2.68%	2.65%	2.80%	3.53%	3.32%
	Rent per SF (3)	$20.28	$23.13	$24.17	$22.63	$24.58	$22.47
South	Expiring SF (1)	144,879	817,796	321,260	287,809	410,700	729,830
	% of Leased SF (2)	0.85%	4.78%	1.88%	1.68%	2.41%	4.27%
	Rent per SF (3)	$19.65	$16.05	$22.46	$22.30	$21.77	$22.18

Subtotal - Los Angeles County	Expiring SF (1)	740,826	1,909,665	1,317,003	1,381,151	1,537,501	3,423,916
	% of Leased SF (2)	4.34%	11.17%	7.71%	8.08%	9.00%	20.04%
	Rent per SF (3)	$23.56	$21.75	$25.60	$25.43	$25.72	$29.01
Orange County	Expiring SF (1)	373,705	588,433	639,736	586,620	313,507	691,357
	% of Leased SF (2)	2.19%	3.45%	3.74%	3.43%	1.83%	4.04%
	Rent per SF (3)	$15.94	$20.65	$21.15	$18.55	$20.45	$22.05
San Diego County	Expiring SF (1)	210,439	606,897	437,134	240,913	264,630	878,309
	% of Leased SF (2)	1.23%	3.55%	2.56%	1.41%	1.55%	5.14%
	Rent per SF (3)	$19.13	$18.67	$23.40	$23.00	$25.19	$23.41
All Others	Expiring SF (1)	84,397	182,744	181,951	54,365	75,143	186,593
	% of Leased SF (2)	0.49%	1.07%	1.06%	0.32%	0.44%	1.09%
	Rent per SF (3)	$18.46	$20.11	$20.58	$19.89	$21.45	$18.58

Total Portfolio	Expiring SF (1)	1,409,367	3,287,739	2,575,824	2,263,049	2,190,781	5,180,175

	% of Leased SF (2)	8.25%	19.24%	15.07%	13.24%	12.82%	30.31%

	Rent per SF (3)	$20.57	$20.89	$23.76	$23.25	$24.76	$26.76

(1)	Represents the rentable square footage of expiring leases. For 2004, represents expirations from April 1, 2004 through December 31, 2004, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

LEASE EXPIRATIONS — NEXT FOUR QUARTERS
As of June 30, 2004

		Q3-04	Q4-04	Q1-05	Q2-05
Los Angeles County:
West	Expiring SF (1)	130,839	156,759	119,284	142,443
	% of Leased SF (2)	0.76%	0.92%	0.70%	0.83%
	Rent per SF (3)	$27.99	$29.92	$28.69	$27.25
North	Expiring SF (1)	107,254	201,095	65,714	98,343
	% of Leased SF (2)	0.63%	1.18%	0.39%	0.58%
	Rent per SF (3)	$23.08	$18.79	$23.25	$23.83
South	Expiring SF (1)	84,680	60,199	118,512	218,750
	% of Leased SF (2)	0.50%	0.35%	0.69%	1.28%
	Rent per SF (3)	$18.50	$21.27	$17.98	$18.56

Subtotal - Los Angeles County	Expiring SF (1)	322,773	418,053	303,510	459,536
	% of Leased SF (2)	1.89%	2.45%	1.78%	2.69%
	Rent per SF (3)	$23.87	$23.32	$23.33	$22.38
Orange County	Expiring SF (1)	144,120	229,585	146,666	167,088
	% of Leased SF (2)	0.85%	1.34%	0.85%	0.98%
	Rent per SF (3)	$19.30	$13.83	$19.03	$18.85
San Diego County	Expiring SF (1)	109,577	100,862	145,269	99,783
	% of Leased SF (2)	0.64%	0.59%	0.85%	0.58%
	Rent per SF (3)	$23.99	$13.85	$21.93	$20.83
All Others	Expiring SF (1)	16,419	67,978	44,137	21,347
	% of Leased SF (2)	0.09%	0.40%	0.26%	0.13%
	Rent per SF (3)	$19.89	$18.11	$19.67	$18.20

Total Portfolio	Expiring SF (1)	592,889	816,478	639,582	747,754

	% of Leased SF (2)	3.47%	4.78%	3.74%	4.38%

	Rent per SF (3)	$22.67	$19.05	$21.78	$21.27

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

RENOVATION SUMMARY
As of June 30, 2004

Estimated
Year 1
Stabilized
		Costs			Estimated	Cash Property	Estimated	Estimated
		Incurred	Estimated	Percent	Construction	Operating	Year 1	Year 1
	Square	To Date	Total Cost	Leased at	Completion	Results	Annual	Annual
Building	Feet	(in thousands)	(in thousands)	8/3/04	Date	(in thousands)	Cash Yield	GAAP Yield
22745 Savi Ranch Parkway	130,000	$191	$9,244	100%	4th Qtr 2004	$1,881	10.0%	11.7%

(1)	Estimated Year 1 Annual GAAP Yield includes an adjustment for straight-line rents.

     In addition, we have preliminary architectural designs completed for additional build-to-suit projects at the Howard Hughes Center totaling approximately 475,000 net rentable square feet of office space. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms. Build-to-suit projects consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property. We do not intend to commence construction on any additional build-to-suit or multi-tenant projects at the Howard Hughes Center until development plans and budgets are finalized with terms allowing us to achieve yields commensurate with the project’s development risk.

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

     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2004, a 1% increase in interest rates on our $332.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $3.3 million and would not have an impact on the fair value of the floating rate debt. Conversely, a 1% decrease in interest rates on our $332.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $3.3 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of June 30, 2004 was 3.72%.

     Our fixed rate debt totaled $959.0 million as of June 30, 2004 with a weighted average interest rate of 7.33% and a total fair value of approximately $998.4 million. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $29.7 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $27.9 million and would not have an impact on future earnings and cash flows.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including Arden Realty’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2004 covered by this report. Based on the foregoing, Arden Realty’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended June 30, 2004.

Item 2. Changes in Securities — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.46*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999.

10.47*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of the 20th day of December, 2000, by and between Arden Realty Limited Partnership and the persons identified as the “New Partners” therein, filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed with the Commission on March 30, 2001.

10.48*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed with the Commission on November 13, 2003.

31.1	Officers’ certifications pursuant to Rule 13a — 14(a) or Rule 15d — 14(a).

32.1	Officers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(*)	Incorporated by reference.

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(b)	Reports on Form 8-K- None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY LIMITED PATNERSHIP By: ARDEN REALTY, INC. Its: General Partner

Date: August 10, 2004	By:	/s/ Andrew J. Sobel
Andrew J. Sobel
Executive Vice President — Strategic Planning
and Operations

Date: August 10, 2004	By:	/s/ Richard S. Davis

Richard S. Davis
Senior Vice President and
Chief Financial Officer