Form 10-K/A
period 2004-12-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2005-04-14
CIK 1111853

Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1
to Form 10-K on

FORM 10-K/A
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

Securities registered pursuant to Section 12(b) of the Act: None

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

EXPLANATORY NOTE

     This amendment to the Form 10-K of Arden Realty Limited Partnership is filed to correct the certification of the Chief Executive Officer under Rule 13a-14(d) or Rule 15d-14(d), filed as exhibit 31.1, and the certifications of the Chief Financial Officer and certain other executive officers under Rule 13a-14(d) or Rule 15d-14(d), filed as exhibit 31.2. The exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to the company’s internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and certain other executive officers, pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2005.

ARDEN REALTY LIMITED PARTNERSHIP By: ARDEN REALTY, INC. Its: General Partner

By:	/s/ RICHARD S. ZIMAN
Richard S. Ziman Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD S. ZIMAN	Chairman of the Board, Chief Executive Officer and Director	April 14, 2005

Richard S. Ziman

/s/ VICTOR J. COLEMAN	President, Chief Operating Officer and Director	April 14, 2005

Victor J. Coleman

/s/ RICHARD S. DAVIS	Executive Vice President and Chief Financial Officer	April 14, 2005

Richard S. Davis

/s/ ROBERT C. PEDDICORD	Executive Vice President – Leasing and Property Operations	April 14, 2005

Robert C. Peddicord

/s/ LESLIE E. BIDER	Director	April 14, 2005

Leslie E. Bider

/s/ CARL D. COVITZ	Director	April 14, 2005

Carl D. Covitz

/s/ LARRY S. FLAX	Director	April 14, 2005

Larry S. Flax

/s/ STEVEN C. GOOD	Director	April 14, 2005

Steven C. Good

/s/ ALAN I. ROTHENBERG	Director	April 14, 2005

Alan I. Rothenberg