Form 10-Q
period 2005-09-30
ARDEN REALTY LIMITED PARTNERSHIP
filed 2005-11-09
CIK 1111853

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐            No ☑
As of November 8, 2005, there were 68,716,725 shares of the issuer’s operating partnership units issued and outstanding.

ARDEN REALTY LIMITED PARTNERSHIP
FORM 10-Q

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
Arden Realty Limited Partnership
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Investment in real estate:
Land	$495,155	$432,291
Buildings and improvements	2,407,296	2,097,058
Tenant improvements and leasing commissions	385,417	347,640

	3,287,868	2,876,989
Less: accumulated depreciation and amortization	(535,465)	(468,716)

	2,752,403	2,408,273
Properties under renovation	—	16,295
Land available for development	24,355	23,795
Properties held for disposition, net	—	103,618

Net investment in real estate	2,776,758	2,551,981

Cash and cash equivalents	12,465	13,040
Restricted cash	71,119	27,285
Rent and other receivables, net of allowance of $3,674 and $3,748 at September 30, 2005 and December 31, 2004, respectively	6,609	5,953
Deferred rent, net of allowance of $1,043 and $1,933 at September 30, 2005 and December 31, 2004, respectively	39,638	42,886
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $11,425 and $13,244 at September 30, 2005 and December 31, 2004, respectively	22,349	18,852

Total assets	$2,928,938	$2,659,997

Liabilities
Mortgage loans payable	$422,114	$371,548
Mortgage loans payable — properties held for disposition	—	11,091
Unsecured lines of credit	234,000	121,500
Unsecured loans	150,000	125,000
Unsecured senior notes, net of discount	794,417	696,945
Accounts payable and accrued expenses	68,776	58,215
Security deposits	25,411	25,498

Total liabilities	1,694,718	1,409,797

Minority interest	3,204	2,903

Partners’ Capital
General and limited partners, 68,717,953 and 67,997,458 common OP Units outstanding at September 30, 2005 and December 31, 2004, respectively	1,241,135	1,264,177
Deferred compensation	(10,240)	(12,830)
Accumulated other comprehensive income (loss)	121	(4,050)

Total partners’ capital	1,231,016	1,247,297

Total liabilities and partners’ capital	$2,928,938	$2,659,997

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Property revenues	$114,599	$99,561	$327,588	$291,279
Property operating expenses	39,771	33,124	110,782	95,264

	74,828	66,437	216,806	196,015

General and administrative expense	7,101	4,823	22,906	13,972
Interest expense	25,030	21,264	72,869	65,253
Depreciation and amortization	34,331	29,414	101,224	85,457
Interest and other loss (income)	289	179	1,433	(151)
Impairment on investment in securities	—	—	—	2,700
Minority interest	143	53	301	114

Income from continuing operations	7,934	10,704	18,073	28,670

Discontinued operations	948	1,951	4,826	7,960
Gain on sale of discontinued properties	33,923	937	40,299	7,766
Loss from debt defeasance related to sale of discontinued properties	(278)	—	(835)	—

Net income	$42,527	$13,592	$62,363	$44,396

Net income allocated to:
Preferred partner	$—	$2,153	$—	$4,309

General and limited partners	$42,527	$11,439	$62,363	$40,087

Basic net income per common operating partnership unit:
Income from continuing operations	$0.12	$0.13	$0.26	$0.36
Income from discontinued operations	0.50	0.04	0.65	0.24

Net income per common operating partnership unit — basic	$0.62	$0.17	$0.91	$0.60

Weighted average number of common operating partnership units — basic	68,489	67,157	68,259	66,818

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.12	$0.13	$0.26	$0.36
Income from discontinued operations	0.50	0.04	0.65	0.24

Net income per common operating partnership unit — diluted	$0.62	$0.17	$0.91	$0.60

Weighted average number of common operating partnership units — diluted	68,927	67,564	68,636	67,188

Distributions per common operating partnership unit	$0.505	$0.505	$1.515	$1.515

See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Operating Activities:
Net income	$62,363	$44,396
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	301	114
Gain on sale of discontinued properties	(40,299)	(7,766)
Impairment on investment in securities	—	2,700
Depreciation and amortization, including discontinued operations	102,511	94,755
Amortization of loan costs	2,543	2,911
Non-cash compensation expense	3,790	2,331
Changes in operating assets and liabilities:
Rent and other receivables	(656)	(2,594)
Deferred rent	(3,105)	(1,907)
Prepaid financing costs, expenses and other assets	(2,162)	(2,066)
Accounts payable and accrued expenses	14,851	4,122
Security deposits	712	807

Net cash provided by operating activities	140,849	137,803

Investing Activities:
Acquisitions and improvements to commercial properties	(330,795)	(70,508)
Proceeds from sale of properties	67,947	77,552

Net cash (used in) provided by investing activities	(262,848)	7,044

Financing Activities:
Repayments of mortgage loans	(17,764)	(179,972)
Proceeds from unsecured lines of credit and unsecured loans	382,500	323,500
Repayments of unsecured lines of credit	(245,000)	(348,000)
Proceeds from issuance of unsecured senior notes, net of discount and other issuance costs	293,216	197,033
Repayment of unsecured senior notes	(200,000)	—
Proceeds from issuance of common stock	14,571	24,072
Termination of fair value hedges	(466)	—
Distributions to preferred operating partnership unit holders	—	(3,234)
Redemption of preferred operating partnership units	—	(50,000)
Decrease (increase) in restricted cash	(2,039)	4,035
Distributions to minority interests	—	(153)
Distributions to common operating partnership unit holders	(103,594)	(101,240)

Net cash provided by (used in) financing activities	121,424	(133,959)

Net (decrease) increase in cash and cash equivalents	(575)	10,888
Cash and cash equivalents at beginning of period	13,040	4,707

Cash and cash equivalents at end of period	$12,465	$15,595

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$77,267	$66,193

Non-cash transactions: The consolidated statements of cash flows excludes proceeds from sales of properties in 2005 and 2004 which were either used to fund acquisitions or are held in escrow accounts (included within ”restricted cash” in our consolidated balance sheets) as part of potentials like-kind exchanges. See footnote 2 of the notes to consolidated financial statements for further discussion of non-cash investing and financing activities.
See accompanying notes to consolidated financial statements.

Arden Realty Limited Partnership
Notes to Consolidated Condensed Financial Statements
September 30, 2005
(unaudited)
1.	Organization and Basis of Presentation

Organization
          The terms “us,” “we” and “our” as used in this report refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc.
          We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of September 30, 2005, owned approximately 97.5% of our common operating partnership units, or common OP Units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.
          As of September 30, 2005, our portfolio was comprised of 116 primarily suburban office properties, consisting of 192 buildings with approximately 18.5 million net rentable square feet. As of September 30, 2005, our operating portfolio was 91.3% occupied.
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
          We consolidate all entities for which we have a controlling financial interest as measured by a majority of the voting interest. For entities in which the controlling financial interest is not clearly indicated by ownership of a majority of the voting interest, we would consolidate those entities that we control by agreement. We would also consolidate all variable interest entities for which we were the primary beneficiary.
          We and Arden Realty currently own 100% of all of our consolidated subsidiaries and we do not have any unconsolidated investments.
Interim Financial Data
          The accompanying consolidated condensed financial statements should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, as filed with the Securities and Exchange Commission. The accompanying financial information reflects all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year.
Reclassifications
          Certain prior year amounts on our consolidated balance sheets and consolidated statements of income have been reclassified to conform with the current year presentation.

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
2.	Commercial Properties
   Property Dispositions

						Gross Sales
				Property		Price
Property	County	Submarket	Date of Sale	Type	Square Feet	($000’s)

Activity Business Center	San Diego	Miramar	January 5, 2005	Office	167,170	$16,650

5832 Bolsa	Orange	West County	June 29, 2005	Office	49,355	8,670

4900 California	Kern	Bakersfield	August 4, 2005	Office	153,181	(A	)

Parkway Center	Kern	Bakersfield	August 4, 2005	Office	60,885	(A	)

100 W. Broadway	Los Angeles	Downtown Long Beach	August 4, 2005	Office	192,975	(A	)

145 S. Fairfax	Los Angeles	Miracle Mile	August 11, 2005	Office	55,181	12,000

Irvine Corporate Center	Orange	Greater Airport	September 28, 2005	Office	127,561	17,840	(1)

Oceangate Tower	Los Angeles	Downtown Long Beach	September 28, 2005	Office	211,620	38,000	(1)

Sub-total					1,017,928	93,160

(A) Portfolio sale					—	55,600	(2)

					1,017,928	$148,760

   Property Acquisitions

						Gross Acquisition
			Date of	Property	Square	Price
Property	County	Submarket	Acquisition	Type	Feet	($000’s)

707 Broadway	San Diego	Downtown	January 5, 2005	Office	169,536	$48,000	(3)

Arden Towers at Sorrento	San Diego	Sorrento Mesa	March 22, 2005	Office/Retail	608,253	185,000

5670 Wilshire Boulevard	Los Angeles	Miracle Mile	April 8, 2005	Office	409,118	92,650	(4)

Agoura Hills Business Park	Los Angeles	Agoura Hills	August 5, 2005	Office	115,227	23,175

					1,302,134	$348,825

(1)	The net proceeds from these dispositions of approximately $54.3 million are currently held in escrow accounts for potential like-kind exchanges and are included as part of “restricted cash” in our consolidated balance sheet at September 30, 2005.

(2)	Approximately $22.5 million of this amount was used to acquire Agoura Hills Business Park as part of a like-kind exchange.

(3)	Approximately $2.0 million of the acquisition price was funded through the issuance of 54,950 common operating partnership units at an average price of $37.27 per unit.

(4)	The gross acquisition price includes the assumption of a $51.5 million mortgage loan payable secured by the property. In addition, approximately $12.5 million of the acquisition price was funded from an escrow account to complete a like-kind exchange for a property sold in December 2004. This amount has been included as part of “restricted cash” in our consolidated balance sheet at December 31, 2004.
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

3.	Discontinued Operations and Properties Held for Disposition
          From the beginning of 2004 to September 30, 2005, we have sold a total of 20 properties. The results of operations classified as discontinued operations for these properties for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues from rental operations	$2,013	$8,529	$10,483	$28,430
Property expenses	(970)	(3,304)	(4,128)	(10,413)
Depreciation and amortization	(42)	(3,022)	(1,287)	(9,298)
Interest expense	(56)	(253)	(245)	(761)
Interest and other income	3	1	3	2

Discontinued operations	$948	$1,951	$4,826	$7,960

Gain on sale of discontinued properties	$33,923	$937	$40,299	$7,766

Loss from debt defeasance related to sale of discontinued properties	$(278)	$—	$(835)	$—

4.	Outstanding Indebtedness
          A summary of our outstanding indebtedness as of September 30, 2005 and December 31, 2004 is as follows:

			Annual
			Interest Rate at		Number of
	September 30,	December 31,	September 30,	Rate	Properties
Type of Debt	2005	2004	2005	Fixed/Floating	Securing Loan	Maturity
	(in thousands)

Mortgage Loans Payable:
Mortgage Financing III(1)	$130,517	$132,323	6.74%	Fixed	21	4/08
Mortgage Financing IV(1)	106,758	108,194	6.61%	Fixed	12	4/08
Mortgage Financing V(1)	101,582	103,504	6.94%	Fixed	12	4/09
Mortgage Financing VI(1)	21,116	21,325	7.54%	Fixed	3	4/09
5670 Wilshire(1), (2)	56,213	—	5.02%	Fixed	1	9/28
Activity Business Center(1), (3)	—	7,222	—	—	—	—
145 South Fairfax(1), (4)	—	3,869	—	—	—	—
Marin Corporate Center(1)	2,473	2,585	9.00%	Fixed	1	7/15
Conejo Business Center(1)	2,420	2,531	8.75%	Fixed	(Note 5)	7/15
Conejo Business Center(1)	1,035	1,086	7.88%	Fixed	(Note 5)	7/15

	422,114	382,639

Unsecured Lines of Credit:
Wells Fargo — $310 mm(6)	224,000	111,500	4.58%	LIBOR + 0.85% (Notes 7,8)	—	4/09
City National Bank — $20 mm(6), (9)	10,000	10,000	4.65%	LIBOR + 0.85%	—	8/07

	234,000	121,500

Unsecured Loans:
Wells Fargo Term Loan — $125 mm(6)	125,000	125,000	5.10%	Fixed (Note 11)	—	2/12
Wells Fargo Bridge Loan — $25mm(6), (10)	25,000	—	4.93%	LIBOR + 1.05%	—	1/06

	150,000	125,000

Unsecured Senior Notes:
2005 Notes(12)	—	199,974	—	—	—	—
2007 Notes(13)	149,260	149,395	7.00%	Fixed	—	11/07
2010 Notes(13)	49,816	49,785	9.15%	Fixed	—	3/10
2010 Notes(13)	99,575	99,513	8.50%	Fixed	—	11/10
2011 Notes(13)	198,472	198,278	5.20%	Fixed	—	9/11
2015 Notes(13)	297,294	—	5.25%	Fixed	—	3/15

	794,417	696,945

Total Debt	$1,600,531	$1,326,084

(1)	Requires monthly payments of principal and interest.

(2)	In April 2005, we assumed this mortgage loan in conjunction with the acquisition of an office building (5670 Wilshire). The stated interest rate of this loan is 8.50% and the balance is approximately $51.3 million at September 30, 2005. This loan was recorded at its fair market value at the date of acquisition and can be prepaid without penalty beginning in September 2008.

(3)	This loan was repaid in full on January 3, 2005.

(4)	This loan was repaid in full on August 11, 2005.

(5)	Both mortgage loans are secured by the Conejo Business Center property.

(6)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(7)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount. In July 2005, we renewed this line of credit, extending the maturity to April of 2009 and reducing the interest rate from LIBOR + 0.90% to LIBOR + 0.85%.

(8)	We have entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 3.90% through April 2006.

(9)	In July 2005, we renewed this line of credit extending the maturity to August 2007 and reduced the interest rate from LIBOR + 0.90% to LIBOR + 0.85%.

(10)	We entered into this loan in the third quarter of 2005. This loan has a three month extension option and bears interest at LIBOR + 1.05% during both the initial and extension period.

(11)	We have entered into interest rate swap agreements that fixed the interest rate on this loan at 4.55% in 2005, 4.70% from January through June 2006, 5.29% from June 2006 through May 2007, 5.55% from June 2007 through November 2008, 5.76% from December 2008 through May 2010 and 5.99% from June 2010 through February 2012.

(12)	These senior unsecured notes were redeemed on March 1, 2005.

(13)	Requires semi-annual interest payments only, with the principal balance due upon maturity.

5.	Interest Rate Hedge Agreements
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
          We have used such agreements to fix the floating interest rate associated with $50 million of the Wells Fargo unsecured line of credit and the entire $125 million balance of the unsecured term loan. In conjunction with the extension of our $125 million unsecured term loan in February 2005, we also entered into a series of interest rate swap agreements to fix the interest rate through the extension period. Under these interest rate swap agreements, the interest rate on this loan is effectively fixed at 5.29% from June 2006 through May 2007, 5.55% from June 2007 through November 2008, 5.76% from December 2008 through May 2010 and 5.99% from June 2010 through February 2012. The fair value of the interest rate swaps designated as cash flow hedges of the interest payments on the unsecured term loan and unsecured credit facility of $2.4 million at September 30, 2005 has been deferred in accumulated other comprehensive income on our balance sheet. The estimated fair value of these interest rate hedge agreements is dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Changes in the fair value of these instruments will be deferred in other comprehensive loss and will be subsequently reclassified into interest expense as the hedged interest payments occur. If these derivatives were terminated before their maturity and the hedged debt instruments remained outstanding, amounts deferred in other comprehensive loss related to the terminated derivatives would be reclassified out of other comprehensive loss into interest expense as the hedged interest payments occur. If the underlying debt related to these hedges were to be repaid prior to maturity, any amounts deferred in other comprehensive loss related to these derivatives would be immediately reclassified into current earnings.
          In February 2005, we settled $300 million of forward-starting swaps that we entered into in 2004 that were hedging the variability associated with a forecasted $300 million issuance of unsecured senior notes. Associated with the settlement of these forward-starting swaps, we paid approximately $3.9 million to the swap counterparties. This amount had been deferred in other comprehensive loss and is being reclassified into interest expense as the hedged interest payments on the debt occur.
          In May and June 2005, we entered into a series of forward-starting swaps totaling $143 million that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.32% for borrowings that are expected to occur in November 2007 to refinance $150 million of 7.00% unsecured senior notes. The forward-starting swaps were entered into at current market rates and, therefore, had no initial cost. The fair value of the interest rate swaps designated as cash flow hedges of the interest payments on these future borrowings of $1.7 million at September 30, 2005 has been deferred in accumulated other comprehensive income on our balance sheet.
          In June 2005, we settled $100 million of fair value hedges that we entered into in 2003 that effectively converted $100 million of 7.00% senior unsecured notes due in November 2007 to a floating rate. From October 2003 to June 2005, we received a total of $2.1 million from our swap counterparties. In conjunction with the settlement of these fair value swaps, we paid approximately $0.5 million to the swap counterparties. This amount also represents the fair value adjustment to the hedged debt, which is still outstanding. Therefore, the $0.5 million fair value adjustment is being amortized into interest expense through November of 2007.

6.	Partners’ Capital
          A common Operating Partnership unit, or common OP Unit, and a share of Arden Realty’s common stock have essentially the same economic characteristics as they share equally our total net income or loss and distributions. A common OP Unit may be redeemed for cash or, at our election, for shares of Arden Realty’s common stock on a one-for-one basis.
          During the three and nine months ended September 30, 2005, Arden Realty redeemed an aggregate of 2,262 and 23,406 common OP Units, respectively, for shares of Arden Realty’s common stock.
          During the three months ended September 30, 2005, Arden Realty did not issue any shares of common stock relating to exercises of stock options. For the nine months ended September 30, 2005, Arden Realty has issued a total of 571,734 shares of common shares relating to exercises of stock options.
          We issued a total of 54,950 common OP Units for a total value of approximately $2.0 million in conjunction with the acquisition of an office building (707 Broadway) in January 2005 (see footnote 2).
          On July 20, 2005, we made a distribution of $0.505 per common operating partnership unit.
7.	Interest and Other Loss (Income)
          Included in interest and other loss are the operating results of our taxable REIT subsidiary, or TRS. Under the name of Next>edge, the TRS provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income (loss) for each of the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss from TRS	$(492)	$(292)	$(1,521)	$(171)
Interest and other income	203	113	88	322

	$(289)	$(179)	$(1,433)	$151

8.	Stock Option Plan
          Beginning on January 1, 2003, we adopted the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees in 2003 in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted. During the three months ended September 30, 2005 and September 30, 2004, we expensed approximately $10,000 of stock option based employee compensation costs.
          The following table reflects pro forma net income and earnings per share had we elected to expense all options granted prior to 2003 assuming the fair value method and using the Black-Scholes option valuation model (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income allocated to general and limited partners, as reported	$42,527	$11,439	$62,363	$40,087
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	—	(24)	(11)	(178)

Net income allocated to general and limited partners, as adjusted	$42,527	$11,415	$62,352	$39,909

Earnings per share:
Basic as reported	$0.62	$0.17	$0.91	$0.60

Basic as adjusted	$0.62	$0.17	$0.91	$0.60

Diluted as reported	$0.62	$0.17	$0.91	$0.60

Diluted as adjusted	$0.62	$0.17	$0.91	$0.59

9.	Comprehensive Income
          Comprehensive income for the nine months ended September 30, 2005 and 2004, respectively, consisted of net income, adjusted for the results of changes in value of cash flow hedges not reflected in the Consolidated Statements of Income. See footnote 5 for discussion of interest rate hedges. The components of comprehensive income are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$42,527	$13,592	$62,363	$44,396
Other comprehensive income:
Unrealized derivative gain (loss) on cash flow hedges	7,143	(7,387)	3,558	(6,029)
Reclassification adjustment	(9)	(1,356)	613	1,689

Comprehensive income	$49,661	$4,849	$66,534	$40,056

(1)	Reclassification adjustment consists of amounts reclassified into interest expense during the period related to previously terminated cash flow hedges (see footnote 5) and payments made or cash received during the period relating to currently outstanding cash flow hedges.
10.	Commitments and Contingencies
          We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months and nine months ended September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          The following discussion relates to our unaudited consolidated financial statements included herein, which should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Form 10-Q and in our Report on Form 10-K for the fiscal year ended December 31, 2004, as amended.
          This Report on Form 10-Q, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pertaining to, among other things, our future results of operations, capital resources, portfolio performance, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements, funds from operations, anticipated market and demographic conditions and general business, industry and economic conditions applicable to us. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology.
          Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include the availability and cost of capital for future investments, our ability to lease or re-lease space at current or anticipated rents, changes in the supply of and demand for our properties, changes in interest rate levels, risks associated with the development, acquisition or disposition of properties, competition within the industry, real estate and market conditions, and other risks detailed from time to time in our SEC filings. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including risks and factors included in other sections of this Report on Form 10-Q. In addition, we discussed a number of material risks in our Report on Form 10-K for the fiscal year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. We also operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
          In addition, we expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.
          We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are managed by six senior executive officers who have experience in the real estate industry ranging from 15 to 36 years and who collectively have an average of 21 years experience. We perform all property and development management, accounting, finance and acquisition, disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.
          As of September 30, 2005, Arden Realty was Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio was comprised of 116 primarily suburban office properties, consisting of 192 buildings with approximately 18.5 million net rentable square feet. As of September 30, 2005, our operating portfolio was 91.3% occupied.
          Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop, renovate or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing properties and use the net proceeds to repay outstanding indebtedness or may place the net proceeds into investments that we believe will generate higher long-term value.
Critical Accounting Policies
          Refer to our Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of our critical accounting policies. There were no material changes to these policies during the three months ended September 30, 2005.
Off-Balance Sheet Arrangements
          As of September 30, 2005, we do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS
          Our financial position and operating results primarily relate to our portfolio of commercial properties and income derived from those properties. Therefore, the comparability of financial data from period to period will be affected by the timing of property developments, acquisitions and dispositions.
Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004
(in thousands, except number of properties and percentages):

	Three Months Ended
	September 30,			Percent
	2005	2004	Change	Change
Total Portfolio:

Revenue from rental operations:
Scheduled cash rents	$97,642	$84,964	$12,678	15%
Straight-line rents	532	27	505	1,870
Tenant reimbursements	5,522	5,227	295	6
Parking, net of expense	7,409	6,062	1,347	22
Other rental operations	3,494	3,281	213	6

Total revenue from rental operations	114,599	99,561	15,038	15

Property expenses:
Repairs and maintenance	13,293	10,695	2,598	24
Utilities	10,936	9,254	1,682	18
Real estate taxes	8,335	7,277	1,058	15
Insurance	1,828	1,762	66	4
Ground rent	317	207	110	53
Administrative	5,062	3,929	1,133	29

Total property expenses	39,771	33,124	6,647	20

Property Operating Results (1)	74,828	66,437	8,391	13
General and administrative	7,101	4,823	2,278	47
Interest expense	25,030	21,264	3,766	18
Depreciation and amortization	34,331	29,414	4,917	17
Interest and other loss	289	179	110	61
Minority interest	143	53	90	170

Income from continuing operations	$7,934	$10,704	$(2,770)	(26)%

Discontinued operations	$948	$1,951	$(1,003)	(51)%

Number of Properties:
Disposed of during period	(6)	(1)
Acquired during period	1	—
In service at end of period	116	127

Net Rentable Square Feet:
Disposed of during period	(801)	(70)
Acquired during period	115	—
In service at end of period	18,536	18,726

Same Property Portfolio(2):
Revenue from rental operations	$101,936	$98,973	$2,963	3%
Property expenses	35,210	32,938	2,272	7%

	$66,726	$66,035	$691	1%

Straight-line rents	$(317)	$56	$(373)	(666)%

Number of non-development properties	110	110
Number of buildings	180	180
Average occupancy	91.4%	90.8%
Net rentable square feet	16,713	16,713

(1)	Property Operating Results is commonly used by investors to evaluate the performance of real estate companies, to determine trends in earnings and to compute the fair value of properties as it is not affected by (a) the cost of funds of the property owner or (b) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

Property Operating Results captures trends in occupancy rates, rental rates and operating costs. However, Property Operating Results excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense, loss from debt defeasance and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Therefore, Property Operating Results may fail to capture significant trends which limits its usefulness.

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income	$42,527	$13,592
Add:
General and administrative expense	7,101	4,823
Interest expense	25,030	21,264
Depreciation and amortization	34,331	29,414
Minority interest	143	53
Interest and other loss	289	179
Loss from debt defeasance related to sale of discontinued properties	278	—
Less:
Gain on sale of discontinued properties	(33,923)	(937)
Discontinued operations	(948)	(1,951)

Property Operating Results	$74,828	$66,437

(2)	Consists of non-development/renovation properties classified as part of continuing operations and owned for the entirety of the periods presented.
VARIANCES FOR RESULTS OF OPERATIONS
          Our Property Operating Results for the three months ended September 30, 2005 compared to the same period in 2004 were primarily affected by our acquisitions since June 30, 2004.
          As a result of these changes within our portfolio of properties since June 30, 2004, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.
Revenue from Rental Operations
          Revenue from rental operations increased approximately $15.0 million, or 15%, for the three months ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to revenues from two office properties acquired in Los Angeles County in October 2004 totaling approximately 391,000 square feet, two office properties acquired in San Diego County in January 2005 and March 2005, respectively, totaling approximately 778,000 square feet, one property acquired in Los Angeles County in April 2005 totaling approximately 409,000 square feet, one property totaling 115,000 square feet acquired in Los Angeles County in August 2005 and from overall occupancy gains and scheduled rent increases in the remainder of our operating portfolio of properties.
          Revenue from rental operations for the same store portfolio increased approximately $3.0 million for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to an approximate $2.7 million increase in scheduled cash rents and an approximate $0.6 million increase in other rental operations, partially offset by an approximate $0.4 million decrease in straight-line rents. The increase in cash rents was primarily attributable to a 0.6% increase in the average occupancy of these properties and scheduled rent increases in our existing leases. The increase in other rental operations was primarily attributable to a $0.6 million increase in lease termination fees. The decrease in straight-line rents was primarily attributable to the turning over of older leases within the same store portfolio.
Property Expenses
          Property expenses increased approximately $6.6 million, or 20%, for the three months ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to our acquisitions, gains in average occupancy and increases in operating expenses for the same store portfolio described below.
          Property expenses for the same store portfolio increased approximately $2.3 million for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to an approximate $1.2 million increases in repairs and maintenance, an approximate $0.7 million increase in utilities expense and an approximate $0.7 million increase in property administrative expenses. The increase in repairs and maintenance is primarily attributable to increases in rates for contracted services, including janitorial and security guard services and the timing of certain projects. The increase in utilities expense is primarily attributable to increased usage in 2005 compared to a mild 2004 summer and increases associated with higher average occupancy in the same store portfolio in the current year. The increase in property administrative expenses is primarily due to higher personnel costs as a result of annual merit increases.
General and Administrative Expenses
          General and administrative expenses as a percentage of total revenues, including revenues from discontinued properties, were approximately 6.1% for the three months ended September 30, 2005 compared to approximately 4.5% for the same period in 2004. The approximate $2.3 million increase in general and administrative expenses over 2004 was primarily due to a $1.6 million increase in personnel costs and increases due to the timing of various other matters including travel, annual management and board retreats, and legal fees. Personnel costs increased due to annual merit increases, costs related to our Deferred Compensation Plan, addition of resources within our capital market and investment activities and increases in non-cash compensation totaling approximately $0.8 million. Our Deferred Compensation Plan costs increased due to an expansion in the number of participants and contributions made. Non-cash compensation costs increased primarily due to restricted stock grants made since the second quarter of 2004 and costs associated with a long-term Outperformance Compensation Plan approved by our Board of Directors in April 2005 through which certain executives can receive equity or cash awards if returns generated are in excess of threshold amounts.
Interest Expense
          Interest expense increased approximately $3.8 million, or 18%, for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to higher net borrowings during 2005 as a result of our approximate $200 million in net property acquisitions year-to-date which were partially offset by lower interest costs as a result of our refinancing activities. In March 2005, we refinanced $200 million of 8.875% unsecured notes with 10-year unsecured notes at an all-in rate of 5.5%.
Depreciation and Amortization
          Depreciation and amortization expense increased by approximately $4.9 million, or 17%, for the three months ended September 30, 2005 compared to the same period in 2004, primarily due to depreciation related to two properties acquired in October 2004, one property acquired in January 2005, one property acquired in March 2005, one property acquired in April 2005, one property acquired in August 2005 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to June 30, 2004.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004
(in thousands, except number of properties and percentages):

	Nine Months Ended
	September 30,			Percent
	2005	2004	Change	Change
Total Portfolio:

Revenue from rental operations:
Scheduled cash rents	$283,043	$251,023	$32,020	13%
Straight-line rents	2,210	1,427	783	55
Tenant reimbursements	14,984	13,892	1,092	8
Parking, net of expense	20,098	17,418	2,680	15
Other rental operations	7,253	7,519	(266)	(4)

Total revenue from rental operations	327,588	291,279	36,309	12

Property expenses:
Repairs and maintenance	37,943	31,489	6,454	20
Utilities	26,504	23,468	3,036	13
Real estate taxes	25,097	22,038	3,059	14
Insurance	5,404	5,397	7	0
Ground rent	954	539	415	77
Administrative	14,880	12,333	2,547	21

Total property expenses	110,782	95,264	15,518	16

Property Operating Results (1)	216,806	196,015	20,791	11
General and administrative	22,906	13,972	8,934	64
Interest expense	72,869	65,253	7,616	12
Depreciation and amortization	101,224	85,457	15,767	18
Interest and other loss (income)	1,433	(151)	1,584	1,049
Impairment on investment in securities	—	2,700	(2,700)	(100)
Minority interest	301	114	187	164

Income from continuing operations	$18,073	$28,670	$(10,597)	(37)%

Discontinued operations	$4,826	$7,960	$(3,134)	(39)%

Number of Properties:
Disposed of during period	(8)	(3)
Acquired during period	4	—
Completed and placed in service during period	—	1
In service at end of period	116	127

Net Rentable Square Feet:
Disposed of during period	(1,018)	(365)
Acquired during period	1,302	—
Completed and placed in service during period	—	283
In service at end of period	18,536	18,726

Same Property Portfolio(2):
Revenue from rental operations	$291,607	$285,470	$6,137	2%
Property expenses	98,312	93,091	5,221	6%

	$193,295	$192,379	$916	—%

Straight-line rents	$(716)	$58	$(774)	(1,334)%

Number of non-development properties	109	109
Number of buildings	179	179
Average occupancy	91.1%	90.1%
Net rentable square feet	16,427	16,427

(1)	Property Operating Results is commonly used by investors to evaluate the performance of real estate companies, to determine trends in earnings and to compute the fair value of properties as it is not affected by (a) the cost of funds of the property owner or (b) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP. The first factor is commonly eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The second factor is commonly eliminated because it may not accurately represent the actual change in value in real estate properties that results from use or changes in market conditions. We believe that eliminating these costs from net income gives investors an additional measure of operating performance that, when used as an adjunct to net income computed in accordance with GAAP, can be a useful measure of our operating results.

Property Operating Results captures trends in occupancy rates, rental rates and operating costs. However, Property Operating Results excludes general and administrative costs, interest expense, interest income, depreciation and amortization expense, loss from debt defeasance and gains or losses from the sale of properties, changes in value in our real estate properties that result from use or permanent impairment to carrying costs as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. Therefore, Property Operating Results may fail to capture significant trends which limits its usefulness.

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

The following is a reconciliation of net income computed in accordance with GAAP to Property Operating Results (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net income	$62,363	$44,396
Add:
General and administrative expense	22,906	13,972
Interest expense	72,869	65,253
Depreciation and amortization	101,224	85,457
Minority interest	301	114
Impairment on investment in securities	—	2,700
Interest and other loss	1,433	—
Loss from debt defeasance related to sale of discontinued properties	835	—
Less:
Gain on sale of discontinued properties	40,299	7,766
Discontinued operations	4,826	7,960
Interest and other income	—	151

Property Operating Results	$216,806	$196,015

(2)	Consists of non-development/renovation properties classified as part of continuing operations and owned for the entirety of the periods presented.
VARIANCES FOR RESULTS OF OPERATIONS
          Our Property Operating Results for the nine months ended September 30, 2005 compared to the same period in 2004 were primarily affected by our acquisitions and development activities since January 1, 2004.
          As a result of these changes within our portfolio of properties since January 1, 2004, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same store portfolio.
Revenue from Rental Operations
          Revenue from rental operations increased approximately $36.3 million, or 12%, for the nine months ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to revenues from our 6100 Center Drive development property that was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October 2004 totaling approximately 391,000 square feet, two office properties acquired in San Diego County in January 2005 and March 2005 totaling approximately 778,000 square feet, one property acquired in Los Angeles County in April 2005 totaling approximately 409,000 square feet, one property acquired in Los Angeles County in August 2005 totaling 115,000 square feet and from overall occupancy gains and scheduled rent increases in our properties.
          Revenue from rental operations for the same store portfolio increased approximately $6.1 million for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to an approximate $7.0 million increase in scheduled cash rents, partially offset by an approximate $0.8 million decrease in straight-line rents. The increase in scheduled cash rents was primarily attributable to a 1.0% increase in average occupancy and scheduled rent increases in our existing leases. The decrease in straight-line rents was primarily attributable to the turning over of older leases within the same store portfolio.
Property Expenses
          Property expenses increased approximately $15.5 million, or 16%, for the nine months ended September 30, 2005 compared to the same period in 2004. This increase was primarily due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same store portfolio described below.
          Property expenses for the same store portfolio increased approximately $5.2 million for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to an approximate $3.3 million increase in repairs and maintenance, an approximate $1.1 million increase in property administrative expenses and an approximate $0.9 million increase in utilities expense. The increase in repairs and maintenance was primarily attributable to higher rates for contracted services, including janitorial and security guard services and the timing of certain projects. The increase in property administrative expenses was primarily attributable to higher personnel costs as a result of annual merit increases. The increase in utilities expense was primarily attributable to increases in usage in 2005 compared to a mild 2004 summer and increases associated with higher average occupancy in the same store portfolio in the current year.

General and Administrative Expenses
          General and administrative expenses as a percentage of total revenues, including revenues from discontinued operations, were approximately 6.8% for the nine months ended September 30, 2005 compared to approximately 4.5% for the same period in 2004. The approximate $8.9 million increase in general and administrative expenses over 2004 was primarily due to $1.7 million in employee separation costs, a $5.8 million increase in personnel costs, $0.4 million in dead-deal costs for a proposed fee-development project and increases due to the timing of various other matters including investor relations, travel, annual management and board retreats, and legal fees. Personnel costs increased due to annual merit increases, costs related to our Deferred Compensation Plan, addition of resources within our capital market and investment activities and increases in non-cash compensation totaling approximately $1.5 million. Our Deferred Compensation Plan costs increased due to an expansion in the number of participants and contributions made. Non-cash compensation costs increased primarily due to restricted stock grants made since the first quarter of 2004 and costs associated with a long-term Outperformance Compensation Plan approved by the Board of Directors in April 2005 through which certain executives can receive equity or cash awards if returns generated are in excess of specified threshold amounts.
Interest Expense
          Interest expense increased approximately $7.6 million, or 12%, for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to higher net borrowings during 2005 as a result of our approximate $200 million in net property acquisitions year-to-date which were partially offset by lower interest costs as a result of our refinancing activities. In March 2005, we refinanced $200 million of 8.875% unsecured notes with 10-year unsecured notes at an all-in rate of 5.5%.
Depreciation and Amortization
          Depreciation and amortization expense increased by approximately $15.8 million, or 18%, for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to depreciation related to a development property placed in service in the second quarter of 2004, two properties acquired in October 2004, one property acquired in January 2005, one property acquired in March 2005, one property acquired in April 2005, one property acquired in August 2005 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2004.
Interest and Other Loss (Income)
          Interest and other loss (income) decreased by approximately $1.6 million for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to net income recognized from a consulting and installation project completed during the three months ended March 31, 2004 for Next>edge, our taxable REIT subsidiary that provides energy consulting services and from a loss recorded on the sale of a leasehold interest in June 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
          Cash provided by operating activities increased by approximately $3.0 million to $140.8 million for the nine months ended September 30, 2005 compared to $137.8 million for the same period in 2004. This increase was primarily due to the increased operating cash flows from six properties acquired since the beginning of 2004 and our 6100 Center Drive development property which was placed in service during the second quarter of 2004, partially offset by the loss of operating cash flows from twenty properties sold since the beginning of 2004 as part of our capital recycling program.
          Cash used in investing activities increased by approximately $269.8 million to an outflow of $262.8 million for the nine months ended September 30, 2005 compared to an inflow of $7.0 million for the same period in 2004. The increase in cash used in investing activities was due to our increased acquisitions in 2005. During the first nine months of 2005, we acquired four properties totaling 1.3 million square feet. We did not acquire any properties during the same period in 2004.
          Cash provided financing activities increased by approximately $255.4 million to an inflow of $121.4 million for the nine months ended September 30, 2005 compared to an outflow of $134.0 million for the same period in 2004. The increase was primarily driven by our increased acquisition activities described above.

Cash Balances and Available Borrowings
          As of September 30, 2005, we had approximately $83.6 million in cash and cash equivalents, including $71.1 million in restricted cash. Restricted cash consisted of $54.3 million in sales proceeds held in escrow accounts as part of potential like-kind exchanges, $9.7 million in interest bearing cash deposits required by four of our mortgage loans payable and $7.1 million in cash impound accounts for real estate taxes and insurance as required by several of our mortgage loans payable.
          We have access to a total of $330.0 million under two unsecured lines of credit. As of September 30, 2005, $234.0 million was outstanding and $96.0 million was available under these unsecured lines of credit.
Capital Recycling Program
          Under our capital recycling program, we evaluate our existing portfolio of properties, sub-markets and current market opportunities to determine if the sale or purchase of properties would improve the overall quality or return on invested capital of our existing portfolio. Proceeds from sales of properties may be used to pay down our borrowings until we identify attractive properties to purchase, renovate or develop. During the three months ended September 30, 2005, we sold six office properties totaling approximately 800,000 square feet for approximately $123.4 million. During the three months ended September 30, 2005, we acquired one office property consisting of approximately 115,000 square feet for approximately $23.2 million. For additional information regarding the properties acquired and sold, see the accompanying notes to our financial statements elsewhere in this report.

Debt Summary
          Following is a summary of scheduled principal payments for our total debt outstanding (in thousands):

Year	Amount

2005	$1,788
2006	34,527	(1)
2007	169,781	(2)
2008	281,506
2009	335,936	(3)
2010	149,944
2011	200,163
2012	125,393
2013	453
2014	520
Thereafter	300,520

Total	$1,600,531

(1)	Includes $25 million outstanding on our Wells Fargo bridge loan which matures in January 2006.

(2)	Includes $10 million outstanding on our City National Bank unsecured line of credit that was extended to August 2007 in July 2005.

(3)	Includes $224 million outstanding on our Wells Fargo unsecured line of credit that was extended to April 2009 in July 2005.
          Following is certain other information related to our outstanding indebtedness:
Unsecured and Secured Debt:

			Weighted	Weighted
	Balance		Average	Average
	(000’s)	Percent	Interest Rate(1)	Maturity (in years)
Unsecured Debt	$1,178,416	74%	5.91%	6.6
Secured Debt	422,115	26	6.86	2.7

Total Debt	$1,600,531	100%	6.16%	5.6

(1)	Includes amortization of prepaid financing costs.
Floating and Fixed Rate Debt:

			Weighted	Weighted
	Balance		Average	Average
	(000’s)	Percent	Interest Rate(1)	Maturity (in years)
Floating Rate Debt	$209,000	13%	4.70%	3.1
Fixed Debt (2)	1,391,531	87	6.29	5.1

Total Debt	$1,600,531	100%	6.16%	5.6

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.
          Total interest incurred and the amount capitalized were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total interest incurred (1)	$25,322	$21,777	$73,682	$66,628
Amount capitalized	236	260	568	614

Amount expensed (1)	$25,086	$21,517	$73,114	$66,014

(1)	Includes interest expense for loans secured by one property sold during the three months ended March 31, 2005 and one property sold during the three months ended September 30, 2005.

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
          The usefulness of Consolidated Income Available for Debt Service is limited because it does not reflect interest expense, taxes, gains or losses on sales of property, losses from debt defeasance, losses on valuations of derivatives, asset impairment losses, cumulative effect of a change in accounting principle, extraordinary items as defined by GAAP and depreciation and amortization costs. These costs have been or may in the future be incurred by us, each of which affects or could effect our operating performance and ability to finance our investments at competitive borrowing costs, successfully maintain our REIT status, and acquire and dispose of real estate properties at favorable prices to us. Some of these costs also reflect changes in value in our properties that result from use or changes in market conditions and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties. Due to the significance of the net income components excluded from Consolidated Income Available for Debt Service, this measure should not be considered an alternative to (and should be considered in conjunction with) net income, cash flow from operations, and other performance or liquidity measures prescribed by GAAP. This measure should also be analyzed in conjunction with discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the items eliminated in the calculation of Consolidated Income Available for Debt Service.
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
          The following is a reconciliation of net cash provided by operating activities of Arden Realty and net income of Arden Realty computed in accordance with GAAP to Consolidated Income Available for Debt Service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net cash provided by operating activities	$61,914	$55,115	$140,849	$137,650
Add:
Interest expense including discontinued operations	25,086	21,517	73,114	66,014
Loss from debt defeasance related to sale of discontinued properties	278	—	835	—
Less:
Amortization of loan costs and fees	(825)	(828)	(2,543)	(2,911)
Straight-line rent	(345)	(15)	(2,146)	(1,356)
Changes in operating assets and liabilities:
Rent and other receivables	(1,048)	760	656	2,594
Deferred rent	769	(75)	3,105	1,907
Prepaid financing costs, expenses and other assets	2,424	(139)	2,162	2,066
Accounts payable and accrued expenses	(18,688)	(8,958)	(14,851)	(3,969)
Security deposits	152	69	(712)	(807)

Consolidated Income Available for Debt Service	$69,717	$67,446	$200,469	$201,188

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income	$41,601	$11,176	$61,091	$39,164
Add:
Interest expense including discontinued operations	25,086	21,517	73,114	66,014
Depreciation and amortization	34,331	29,414	101,224	85,457
Amortization of deferred compensation	1,578	800	3,790	2,331
Minority interest	201	2,398	461	4,954
Loss from debt defeasance related to sale of discontinued properties	278	—	835	—
Minority interest from discontinued operations	868	71	1,112	392
Depreciation from discontinued operations	42	3,022	1,287	9,298
Impairment on investment in securities	—	—	—	2,700
Less:
Gain on sale of discontinued properties	(33,923)	(937)	(40,299)	(7,766)
Straight-line rent	(345)	(15)	(2,146)	(1,356)

Consolidated Income Available for Debt Service	$69,717	$67,446	$200,469	$201,188

          Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of September 30, 2005, our senior unsecured notes represented approximately 50% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 14% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.
          If we were to fail to satisfy these financial covenants, we would be in default under the terms of the Indenture for the senior unsecured notes and/or the Wells Fargo Credit Agreement. A default under those agreements could accelerate the obligation to repay such debt and could cause us to be in default under our other debt agreements. Depending on the circumstances surrounding any such acceleration, we might not be able to repay the debt on terms that are favorable to us, or at all, which would have a material adverse affect on our financial condition and our ability to raise capital in the future.
          The reader is cautioned that these ratios, as calculated by us, may not be comparable to similarly entitled ratios reported by other companies that do not calculate these ratios exactly the same as we do. These ratios should not be considered as alternatives to the ratio of earnings to fixed charges.

          The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of September 30, 2005 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,776,758
Cash and cash equivalents	12,465
Restricted cash	71,119
Accumulated depreciation and amortization	535,465

Total Gross Assets	$3,395,807

Gross Value of Unencumbered Assets	$2,281,117

Mortgage loans payable(1)	$422,114
Unsecured lines of credit	234,000
Unsecured loans	150,000
Unsecured senior notes, net of discount	794,417

Total Outstanding Debt	$1,600,531

Consolidated Income Available for Debt Service(2)	$269,501

Interest incurred(2)	$97,505
Loan fee amortization(2)	(2,676)

Debt Service(2)	$94,829

Senior Unsecured Notes Covenant Ratios	Test	Actual
Total Outstanding Debt/Total Gross Assets	Less than 60%	47%
Secured Debt/Total Gross Assets	Less than 40%	12%
Ratio of Consolidated Income Available for Debt Service to Debt Service	Greater than 1.5	2.8
Gross Value of Unencumbered Assets/Unsecured Debt	Greater than 150%	194%

Wells Fargo Unsecured Line of Credit Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Service to fixed charges (3)	Greater than 1.50	2.1

(1)	Represents 8 secured loans that are secured by 51 of the properties in our portfolio.

(2)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions. In conjunction with the amendment of this unsecured line of credit in July 2005, the benchmark for this compliance calculation was reduced from 1.75 to 1.50.

Funds from Operations
     The following table reflects the calculation of our funds from operations for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
Funds From Operations:(1)
Net income	$42,527	$13,592		$62,363	$44,396
Depreciation from discontinued operations	42	3,022		1,287	9,298
Gain on sale of discontinued properties	(33,923)	(937)		(40,299)	(7,766)
Depreciation and amortization	34,331	29,414		101,224	85,457
Minority interest	143	53		301	114
Income allocated to Preferred Operating Partnership Units	—	(2,153	)(2)	—	(4,309	)(2)

Funds From Operations(3)	$43,120	$42,991		$124,876	$127,190

Weighted average common shares and Operating Partnership units outstanding — Diluted	68,927	67,564		68,636	67,188

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes approximately $1.1 million allocated to the preferred partners relating to the original issuance costs of the Preferred Operating Partnership Units which were redeemed on September 28, 2004.

(3)	Includes approximately $1.6 million and $0.8 million in non-cash compensation expense for the three months ended September 30, 2005 and 2004, respectively, and approximately $3.8 million and $2.3 million in non-cash compensation expense for the nine months ended September 30, 2005 and 2004, respectively.

Portfolio and Lease Information
     The following tables set forth certain information regarding our properties as of September 30, 2005.
PORTFOLIO SUMMARY
As of September 30, 2005

							Property Operating Results
	Number of		Number of		Approximate Net		Three Months Ended		Nine Months Ended
Location	Properties		Buildings		Rentable (Sq. Ft.)		September 30, 2005		September 30, 2005
							(in thousands)		(in thousands)
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Los Angeles County
West	30	26%	32	16%	5,411,449	29%	$29,730	40%	$85,083	39%
North	29	25%	46	24%	3,571,693	20%	13,092	17%	40,048	18%
South	11	9%	15	8%	2,452,070	13%	8,146	11%	23,292	11%

Subtotal	70	60%	93	48%	11,435,212	62%	50,968	68%	148,423	68%
Orange County	18	16%	50	26%	3,214,272	17%	9,224	12%	27,936	13%
San Diego County	24	21%	36	19%	3,310,227	18%	12,784	17%	34,743	16%
Ventura County	4	3%	13	7%	575,861	3%	1,852	3%	5,704	3%

Total	116	100%	192	100%	18,535,572	100%	$74,828	100%	$216,806	100%

PORTFOLIO OCCUPANCY AND IN-PLACE RENTS
As of September 30, 2005

	Percent	Percent	Annualized Base Rent
Location	Occupied	Leased	Per Leased Square Foot (1)
			Portfolio	Full Service
			Total	Gross Leases(2)
Los Angeles County
West	94.6%	95.8%	$28.12	$28.14
North	92.8%	93.7%	22.87	23.47
South	91.2%	92.5%	19.21	20.57

Subtotal/Weighted Average	93.3%	94.4%	24.63	25.32
Orange County	91.6%	95.3%	19.53	22.11
San Diego County	83.0%	85.8%	22.89	25.55
Ventura County	96.7%	96.7%	19.93	19.93

Total/Weighted Average	91.3%	93.1%	$23.28	$24.67

(1)	Based on monthly contractual base rent under existing leases as of September 30, 2005, multiplied by 12 and divided by leased net rentable square feet. For those leases where rent has not yet commenced or that are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 26 properties and approximately 2.9 million square feet under triple net and modified gross leases.

TEN LARGEST TENANTS
As of September 30, 2005

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)(1)
Vivendi Universal	2	36	1.34%	1.99%	231,681	$7,980
State of California	16	43	1.51%	1.43%	261,120	5,749
U.S. Government	14	48	0.90%	1.08%	155,240	4,349
Ceridian Corporation	2	55	0.88%	0.95%	152,612	3,833
Atlantic Richfield	1	12	0.83%	0.88%	143,885	3,551
Pepperdine University	1	158	0.66%	0.85%	113,488	3,400
Walt Disney Pictures & Television	1	34	0.87%	0.84%	149,413	3,387
University of Phoenix	5	63	0.84%	0.83%	144,498	3,319
Westfield Corporation	1	90	0.62%	0.81%	107,300	3,249
Homestore.com, Inc.	1	28	0.80%	0.79%	137,762	3,158

Total/Weighted Average(2)	44	52	9.25%	10.45%	1,596,999	$41,975

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of September 30, 2005 multiplied by 12. For those leases where rent has not yet commenced or that are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

LEASING ACTIVITY

	Three Months
	Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Absorption (square feet)	98,621	161,097

Gross New Leasing Activity (square feet) (1)	509,695	1,500,381

Gross Renewal Leasing Activity (square feet)	653,832	1,670,853

Retention Rate	73%	67%

Cash Rent Growth(2):
Expiring Rate	$25.03	$23.01

New / Renewed Rate	$23.55	$22.42

Increase (decrease)	(5.9)%	(2.6)%

GAAP Rent Growth(3):
Expiring Rate	$24.09	$22.10

New / Renewed Rate	$24.32	$23.09

Increase	1.0%	4.5%

Weighted Average Lease Term in Months — New	62	58

Weighted Average Lease Term in Months — Renewal	50	43

Tenant Improvements and Commissions (per square foot):
New(2)	$21.92	$21.10

Renewal	$7.99	$8.91

Capital Expenditures (per square foot):
Recurring	$0.20	$0.64

Non-recurring	$0.11	$0.19

(1)	Excludes development/renovation space.

(2)	Represents the difference between initial stabilized cash rents on new and renewal leases as compared to the expiring cash rents on the same space. For leases with reduced initial rents, the first month of full rent is used.

(3)	Represents cash rent growth adjusted for straight-line rents.

PORTFOLIO DIVERSIFICATION
As of September 30, 2005

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio
Professional, Scientific, and Technical Services	541	4,248,211	25.11%
Finance and Insurance	521-525	3,098,108	18.31%
Information	511-519	1,848,132	10.92%
Manufacturing	311-339	1,522,830	9.00%
Health Care and Social Assistance	621-624	1,038,797	6.14%
Real Estate, Rental and Leasing	531-533	999,220	5.91%
Educational Services	611	726,670	4.30%
Public Administration	921-928	686,080	4.05%
Administrative and Support and Waste Management and Remediation Services	561-562	663,048	3.92%
Wholesale Trade	423-425	433,991	2.56%
Construction	236-238	333,695	1.97%
Transportation and Warehousing	481-493	318,441	1.88%
Arts, Entertainment, and Recreation	711-713	237,352	1.40%
Other Services (except Public Administration)	811-814	236,323	1.40%
Retail Trade	441-454	222,205	1.31%
Accommodation and Food Services	721-722	201,065	1.19%
Management of Companies and Enterprises	551	51,756	0.31%
Utilities	221	16,490	0.10%
Agriculture, Forestry, Fishing and Hunting	111-115	3,595	0.02%
Mining	211-213	2,894	0.02%
Other — Uncategorized	—	30,317	0.18%

		16,919,220	100.00%

LEASE EXPIRATIONS — ANNUAL
As of September 30, 2005

							2010 and
		2005	2006	2007	2008	2009	Thereafter
Los Angeles County:
West	Expiring SF (1)	132,139	683,976	704,812	699,932	734,370	2,203,262
	% of Leased SF (2)	0.76%	3.96%	4.08%	4.06%	4.26%	12.77%
	Rent per SF (3)	$29.10	$29.94	$29.45	$29.18	$27.42	$33.02
North	Expiring SF (1)	130,758	535,923	540,645	901,976	428,236	739,994
	% of Leased SF (2)	0.76%	3.10%	3.13%	5.23%	2.48%	4.29%
	Rent per SF (3)	$23.96	$23.71	$23.13	$24.76	$25.12	$24.36
South	Expiring SF (1)	57,139	232,187	207,989	344,098	295,851	1,052,063
	% of Leased SF (2)	0.33%	1.35%	1.21%	1.99%	1.71%	6.09%
	Rent per SF (3)	$21.48	$21.91	$22.51	$22.53	$20.74	$19.40

Subtotal — Los Angeles County	Expiring SF (1)	320,036	1,452,086	1,453,446	1,946,006	1,458,457	3,995,319
	% of Leased SF (2)	1.85%	8.41%	8.42%	11.28%	8.45%	23.15%
	Rent per SF (3)	$25.64	$26.36	$26.10	$25.96	$25.39	$27.83
Orange County	Expiring SF (1)	110,208	561,611	601,059	391,688	337,369	1,033,994
	% of Leased SF (2)	0.64%	3.26%	3.48%	2.27%	1.95%	5.99%
	Rent per SF (3)	$21.04	$20.62	$18.36	$20.10	$21.21	$23.96
San Diego County	Expiring SF (1)	43,243	472,088	375,635	507,103	371,053	1,001,540
	% of Leased SF (2)	0.25%	2.74%	2.18%	2.94%	2.15%	5.81%
	Rent per SF (3)	$27.56	$24.46	$26.35	$27.51	$25.33	$23.86
All Others	Expiring SF (1)	96,078	140,427	45,621	67,967	91,016	110,891
	% of Leased SF (2)	0.56%	0.81%	0.27%	0.39%	0.53%	0.64%
	Rent per SF (3)	$20.52	$21.20	$20.83	$21.82	$18.03	$22.56

Total Portfolio	Expiring SF (1)	569,565	2,626,212	2,475,761	2,912,764	2,257,895	6,141,744

	% of Leased SF (2)	3.30%	15.22%	14.35%	16.88%	13.08%	35.59%

	Rent per SF (3)	$24.03	$24.51	$24.16	$25.34	$24.46	$26.43

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.
QUARTERLY LEASE EXPIRATIONS — NEXT FOUR QUARTERS
As of September 30, 2005

		Q4-05	Q1-06	Q2-06	Q3-06
Los Angeles County:
West	Expiring SF (1)	132,139	201,981	68,516	254,433
	% of Leased SF (2)	0.76%	1.17%	0.40%	1.48%
	Rent per SF (3)	$29.10	$26.90	$27.16	$32.89
North	Expiring SF (1)	130,758	114,264	109,278	134,850
	% of Leased SF (2)	0.76%	0.66%	0.63%	0.78%
	Rent per SF (3)	$23.96	$23.12	$23.83	$23.92
South	Expiring SF (1)	57,139	38,346	81,104	59,059
	% of Leased SF (2)	0.33%	0.22%	0.47%	0.34%
	Rent per SF (3)	$21.48	$21.33	$22.36	$22.04

Subtotal — Los Angeles County	Expiring SF (1)	320,036	354,591	258,898	448,342
	% of Leased SF (2)	1.85%	2.05%	1.50%	2.60%
	Rent per SF (3)	$25.64	$25.08	$24.25	$28.76
Orange County	Expiring SF (1)	110,208	77,436	197,943	190,812
	% of Leased SF (2)	0.64%	0.45%	1.15%	1.10%
	Rent per SF (3)	$21.04	$14.94	$19.81	$22.51
San Diego County	Expiring SF (1)	43,243	91,391	125,913	162,240
	% of Leased SF (2)	0.25%	0.53%	0.73%	0.94%
	Rent per SF (3)	$27.56	$26.50	$21.25	$26.04
All Others	Expiring SF (1)	96,078	21,433	8,510	74,271
	% of Leased SF (2)	0.56%	0.13%	0.05%	0.43%
	Rent per SF (3)	$20.52	$20.16	$19.68	$21.33

Total Portfolio	Expiring SF (1)	569,565	544,851	591,264	875,665

	% of Leased SF (2)	3.30%	3.16%	3.43%	5.07%

	Rent per SF (3)	$24.03	$23.68	$22.06	$26.26

(1)	Represents the square footage of expiring leases, not including month-to-month tenants.

(2)	Percentage of total rentable square footage expiring during the period.

(3)	Represents annualized ending cash rents of expiring leases.

Development
     We have entitlements and preliminary architectural designs completed for additional build-to-suit or multi-tenant projects at the Howard Hughes Center totaling approximately 488,000 net rentable square feet of office space. We also have construction entitlements at the Howard Hughes Center for a combination of up to 600 hotel rooms, apartments or condominiums. Build-to-suit projects consist of properties constructed to the tenant’s specifications in return for the tenant’s long-term commitment to the property.
     Based on improving office trends in the West Los Angeles submarket and lack of new office supply scheduled to be delivered in the surrounding submarkets over the next 18-to-24 months, we intend to begin constructing a 155,000 square foot multi-tenant office building at the Howard Hughes Center later this year. We anticipate the construction of the core and shell of the building to take approximately 18 months before the building is ready for occupancy.
     In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximate 170,000 square foot build-to-suit office building at our Long Beach Airport Business Park. Also, as part of our Gateway Towers acquisition in August 2002, we acquired a five-acre developable land parcel in Torrance, California that we intend to market for a build-to-suit office building. We currently do not intend to commence construction on these projects until build-to-suit tenant leases are signed with terms allowing us to achieve yields commensurate with the project’s development risk.
     In addition to the $24.4 million in land available for development as of September 30, 2005, we have on-entitled potential development sites at various properties within our portfolio.
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
     In May and June 2005, we entered into a series of forward-starting swaps totalling $143 million that effectively fixed the 10-year Treasury rate at an average rate of approximately 4.32% for borrowings that are expected to occur in November 2007 to refinance $150 million of 7.00% unsecured senior notes.
     In June 2005, we settled $100 million of fair value swaps we entered into in 2003 to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007.
     Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2005, a 1% increase in interest rates on our $209.0 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.1 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $209.0 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.1 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of September 30, 2005 was 4.70%.
     Our fixed rate debt, including $175.0 million of floating rate debt swapped to fixed through interest rate hedges, totaled approximately $1.4 billion as of September 30, 2005 with a weighted average interest rate of 6.29% and a total fair value of approximately $1.4 billion. A 1% decrease in interest rates would increase the fair value of our fixed rate debt by approximately $56.0 million and would not have an impact on future earnings and cash flows. A 1% increase in interest rates would decrease the fair value of our fixed rated debt by approximately $59.5 million and would not have an impact on future earnings and cash flows.

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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including Arden Realty’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2005 covered by this report. Based on the foregoing, Arden Realty’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II            OTHER INFORMATION
Item 1. Legal Proceedings
     We are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations. There were no material changes in our legal proceedings during the three months ended September 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits

Exhibit Number	Description
10.1
Fourth Amended and Restated Revolving Credit Agreement dated July 7, 2005, incorporated herein by reference to Item 10.1 of Arden Realty, Inc.’s current Report on Form 8-K filed with the Commission on July 13, 2005.

10.2
Summary of Increase of Fiscal 2005 Base Salary of Richard S. Davis, Executive Vice President and Chief Financial Officer, incorporated herein by reference to Item 1.01(B) of Arden Realty, Inc.’s current Report on Form 8-K filed with the Commission on July 13, 2005.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer and Other Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer and Other Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN REALTY LIMITED PARTNERSHIP By: ARDEN REALTY, INC. Its: General Partner

Date: November 9, 2005	By:	/s/ Robert C. Peddicord

Robert C. Peddicord Executive Vice President, Leasing and Property Operations

Date: November 9, 2005	By:	/s/ Richard S. Davis

Richard S. Davis Executive Vice President and Chief Financial Officer