Form 10-K
period 2005-12-31
ARDEN REALTY LIMITED PARTNERSHIP
filed 2006-03-16
CIK 1111853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OR 1934.
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
Registrant’s telephone number, including area code: (310) 966-2600
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Non-applicable
No market value of the registrant’s common equity exists and, therefore, a market value for such units cannot be determined.

ARDEN REALTY LIMITED PARTNERSHIP

PART I
Forward-Looking Statements
          This Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pertaining to, among other things, our future results of operations, cash available for distribution, acquisitions, lease renewals, property development, property renovation, capital requirements and general business, industry and economic conditions applicable to us. Also, documents we subsequently file with the Securities and Exchange Commission, or SEC, and incorporated herein by reference will contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth or incorporated in this Form 10-K generally. We caution you, however, that this list of factors may not be exhaustive, particularly with respect to future filings.
ITEM 1. BUSINESS
(a) GENERAL
          The terms “us,” “we” and “our” as used in this report refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc. We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and as of December 31, 2005, owned approximately 97.5% of our common operating partnership units, or the OP units.
(b) INDUSTRY SEGMENTS
          We are currently involved primarily in one industry segment, the operation of commercial real estate located in Southern California. The financial information contained in this report relates primarily to this industry segment.
(c) DESCRIPTION OF BUSINESS
          We are a full-service real estate organization managed by six senior executive officers who have experience in the real estate industry ranging from 15 to 36 years and who collectively have an average of 21 years of experience. We perform all property management, construction management, accounting, finance and acquisition and disposition activities and a majority of our leasing transactions for our portfolio with our staff of approximately 300 employees.
          As of December 31, 2005, Arden Realty was Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of December 31, 2005, our portfolio of primarily suburban office properties consisted of 116 properties and 192 buildings containing approximately 18.5 million net rentable square feet and our operating portfolio was 91.9% occupied.
Proposed Merger
          On December 21, 2005, we, along with Arden Realty and Atlas Partnership Merger Sub, Inc., referred to throughout as the partnership merger sub, a wholly-owned subsidiary of ours, entered into a definitive Agreement and Plan of Merger, referred to throughout as the merger agreement, with General Electric Capital Corporation, also referred to as GECC, Atlas Merger Sub, Inc., referred to as REIT merger sub, a wholly-owned subsidiary of GECC, Trizec Properties, Inc., and Trizec Holdings Operating LLC. Pursuant to the merger agreement, GECC will acquire Arden Realty and its subsidiaries through a series of transactions including the merger of Arden Realty into the REIT Merger Sub, referred to as REIT merger, as well as a merger of the Partnership Merger Sub into us, referred to as the partnership merger.
          In the REIT merger, Arden Realty will be merged with and into REIT merger sub, with REIT merger sub surviving, and shares of its common stock converted into the right to receive merger consideration of $45.25, plus an amount equal to a prorated portion of its normal $0.505 quarterly dividend. In the partnership merger, partnership merger sub will be merged with and into us, and holders of our OP units, subject to certain eligibility requirements, may elect to either participate in the redemption and exchange of OP units for class B units of Trizec Holdings Operating LLC, plus an amount equal to a prorated portion of Arden Realty’s $0.505 quarterly distribution, or have their OP units converted into the right to receive merger consideration of $45.25, plus an amount equal to a prorated portion of Arden Realty’s $0.505 quarterly distribution.
          In connection with the mergers, Arden Realty will sell to Trizec Operating Company a portfolio of certain of its properties, comprised of 13 office properties totaling 4.1 million square feet, certain undeveloped land parcels and other assets. Following the consummation of the transactions, GECC or its affiliates will own or control the entity or entities which will succeed to the ownership of the remaining properties owned by Arden Realty.

          Arden Realty’s board has unanimously approved the merger agreement and has recommended it for approval by its common stockholders. The parties expect to close the transaction in the second quarter of 2006. The closing of the merger is subject to, among other things, a number of customary conditions, including the approval by the affirmative vote of two-thirds of the holders of shares of Arden Realty’s common stock. The transaction is not subject to any financing condition.
     Portfolio Management
          We perform all portfolio management activities, including on-site property management, management of all lease negotiations, construction management of tenant improvements or tenant build-outs, property renovations and capital expenditures for our portfolio. We directly manage these activities from approximately 48 management offices located throughout our portfolio. The activities of these management offices are supervised by four regional offices with oversight by our corporate office to ensure consistent application of our operating policies and procedures. Each regional office is strategically located within the Southern California submarkets where our properties are located and is managed by a regional First Vice President who is responsible for supervising the day-to-day activities of our management offices. Each regional office is staffed with leasing, property management, building engineering, construction and information systems specialists, referred to as our Regional Service Teams. By maintaining a regionally focused organizational structure led by seasoned managers, we are able to quickly respond to our tenants’ needs and market opportunities.
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
     Business Strategies
          Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop, renovate or acquire new properties in submarkets that add value and fit strategically into our portfolio. We may also sell existing properties and use the net proceeds to repay outstanding indebtedness or place such proceeds into investments that we believe will generate higher long-term value.
          Through our corporate and regional offices, we implement our business strategies by:
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
          Cost Control and Operating Efficiencies
          The size and geographic focus of our portfolio provides us with the opportunity to enhance portfolio value by controlling operating costs. We seek to capitalize on the economies of scale and concentration which result from the geographic focus of our portfolio through the ownership and management of multiple properties within particular submarkets and the maintenance of standardized processes and systems for cost control at each of our properties. These cost controls and operating efficiencies allowed us to achieve a 66.4% ratio of property operating results to total property revenues in 2005.
     Operating Strategies
          Based on our geographic focus in Southern California, experience in the local real estate markets and our evaluation of current market conditions, we believe the following key factors provide us with opportunities to maximize returns:
•	the broad diversification and balance of the Southern California economy and our tenant base minimizes our dependence on any one industry segment or limited group of tenants;

•	the relative resiliency of the Southern California real estate market, as measured by lower vacancy rates compared to the national average and a flat or increasing rental rates in our key submarkets compared to the average decreases in rates reported for the nation since the beginning of the office real estate sector downturn in 2001; and

•	the limited construction of new office properties in the Southern California region due to substantial building construction limitations and a minimal amount of developable land in many key submarkets.

Internal Operating Strategy

Our internal operating strategy seeks growth by:

•	stabilizing occupancy throughout our portfolio and by increasing rental rates, as market conditions permit;

•	maintaining or increasing the retention rate of expiring leases;

•	capitalizing on economies of scale and concentration due to the size and geographic focus of our portfolio;

•	controlling operating expenses through active cost control management techniques and systems; and

•	sourcing new and innovative revenue streams while providing high quality services to our tenants.
               Stabilizing Occupancy and Increasing Rental Rates
          Various published reports noted that Southern California achieved approximately 10.5 million square feet of positive net absorption in 2005 with average rental rates increasing approximately 6.5%. Our in-house leasing teams, working with outside leasing brokers, continuously monitor each submarket to identify prospective tenants who are in need of new or additional space and to obtain the most favorable lease terms. We also strive to achieve growth in rental revenues by negotiating annual or mid-term increases in rental rates in a majority of our leases.

               Retaining Existing Tenants
          We also seek to retain our existing tenants when leases expire. Retention of existing tenants reduces the costs of lease rollover by eliminating the down-time required to find a replacement tenant and reducing build-out costs required for new tenants. We believe that we have been successful in attracting and retaining a diverse tenant base by actively managing our properties with an emphasis on tenant satisfaction and retention. During 2005, we retained approximately 67% of our leases that were scheduled to expire.
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
               Cost Control Management Techniques and Systems
          We strive to control our operating expenses through active management at all of our properties. We focus on cost control in various areas of our operations. We continuously monitor the operating performance of our properties and employ bulk or competitive purchasing techniques, energy-enhancing and expense recovery technologies when appropriate. These system enhancements include:
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

Sourcing Additional Revenue While Providing High Quality Services to Tenants
          We have invested in energy enhancement programs within our portfolio with the aim of reducing energy consumption, enhancing efficiency and lowering operating costs. We have also participated in the Environmental Protection Agency’s, or the EPA, Energy Star Program. This program involves top commercial real estate landlords throughout the United States and rigorous bench-marking procedures that track individual building energy efficiencies. Currently, of the 881 total Energy Star designated office buildings awarded nationally during 2005, 291were awarded in California; of those, we had 58 EPA Energy Star Certified buildings in our portfolio.
          Arden Realty has a taxable REIT subsidiary, next>edge, that markets our expertise in energy solutions and facilities management. next>edge now assists companies outside of our portfolio in increasing their energy efficiency and reducing costs by employing the latest technologies and the most energy-efficient operational strategies developed to date. These technologies include lighting, heating, ventilation and air conditioning retrofits, energy management system installations, and on-site power generation such as cogeneration projects and solar photovoltaic systems.
          External Operating Strategy
          We believe in the diversity and balance of the Southern California economy and the commercial real estate market. We have a management team that has extensive experience and knowledge in this market which we believe provides us with a competitive advantage in identifying and capitalizing on selective development, renovation, acquisition and disposition opportunities.
          Subject to capital availability and market conditions, our approach has been to seek development, renovation and acquisition opportunities in markets where we have an existing presence and where the following conditions exist:
•	low vacancy rates;

•	opportunities for rising rents due to employment growth and population movements;

•	a minimal amount of developable land; and

•	significant barriers to entry due to constraints on new development, including strict entitlement processes, height and density restrictions or other governmental requirements.
     Competition
          We compete with other owners of office properties to attract tenants to our properties, to acquire new properties and to obtain suitable land for development. Ownership of competing properties is currently diversified among many different types, from publicly traded companies and institutional investors, including other real estate companies, to small enterprises and individual owners. No one owner or group of owners currently dominate or significantly influence the markets in which we operate. See “Risk Factors — Competition affects occupancy levels, rents and the cost of land which could adversely affect our revenues.”
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
          Approximately 22% of our properties and 16% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs and the remainder provide that our tenants will reimburse us for utility costs in excess of a base year amount. See “Risk Factors — Rising energy costs and power outages in California may have an adverse effect on our operations and revenue.”
     Employees
          As of December 31, 2005, we had approximately 300 full-time employees that perform all of our property and construction management, accounting, finance, acquisition and disposition activities and a majority of our leasing transactions.
     Available Information
          We file with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and all amendments to those reports), proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain public information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information regarding registrants, including us, that file electronically. This annual report on Form 10-K and other periodic and current reports, and amendments to those reports, filed or furnished with the SEC, are also available, free of charge, by viewing the SEC filings available in the Investor Information section of our website at www.ardenrealty.com as soon as reasonably practicable after we file or furnish them with the SEC.
(d) FOREIGN OPERATIONS
          We do not engage in any foreign operations or derive any revenue from foreign sources.
ITEM 1A. RISK FACTORS
          In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors.
Risks Related to the Proposed Merger
          On December 21, 2005, Arden Realty entered into a merger agreement with GECC and Trizec pursuant to which GECC will acquire Arden Realty and its subsidiaries through the process set forth under the heading “Proposed Merger” in Item 1 above. In connection with the proposed merger, Arden Realty has filed a definitive proxy statement with the SEC. The proxy statement contains important information about Arden Realty, the proposed merger and other related matters. Arden Realty urges all of its stockholders to read the proxy statement. In relation to the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.
     Failure to complete the merger could negatively impact Arden Realty’s stock price and its future business and financial results.
          Completion of the proposed merger is subject to the satisfaction or waiver of various conditions, including the receipt of approval from Arden Realty’s stockholders, receipt of various approvals and authorizations, and the absence of any order, injunction or decree preventing the completion of the proposed merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason, Arden Realty will be subject to several risks, including the following:
•	being required, under certain circumstances, including if Arden Realty signs a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $100.0 million;

•	being required, under certain circumstances, including if Arden Realty breaches the merger agreement, to reimburse GECC for up to $10.0 million of its costs and expenses in connection with the merger agreement;

•	having incurred certain costs relating to the proposed merger that are payable whether or not the merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the proposed merger and integration planning instead of on Arden Realty’s core business and other opportunities that could have been beneficial to them.
          In addition, Arden Realty will not realize any of the expected benefits of having completed the proposed merger. If the proposed merger is not completed, they cannot assure their stockholders that these risks will not materialize or materially adversely affect our business, financial results, financial condition and stock price.
     Provisions of the merger agreement may deter alternative business combinations and could negatively impact Arden Realty’s stock price if the merger agreement is terminated in certain circumstances.
          Restrictions in the merger agreement on solicitation generally prohibits Arden Realty from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to their stockholders when compared to the terms and conditions of the proposed merger. If the merger is not completed, Arden Realty may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the merger agreement is terminated, Arden Realty, in certain specified circumstances, may be required to pay a termination fee of up to $100.0 million to GECC. In addition, under certain circumstances, they may be required to pay GECC an expense fee of $10.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to its stockholders than the merger.
     Arden Realty’s stock price and businesses may be adversely affected if the merger is not completed.
          If the merger is not completed, the trading price of its common stock may decline, to the extent that the current market prices reflect a market assumption that the merger will be completed. In addition, its businesses and operations may be harmed to the extent that tenants, vendors and others believe that Arden Realty cannot effectively operate in the marketplace on a stand-alone basis, or there is tenant or employee uncertainty surrounding the future direction of the strategy of its company on a stand-alone basis.
     Uncertainty regarding the merger may cause tenants, vendors and others to delay or defer decisions concerning their business with Arden Realty, which may harm its results of operations going forward if the merger is not completed.
          Because the merger is subject to several closing conditions, including the approval of the merger by its stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause tenants, vendors and others to delay or defer decisions concerning their business with them, which could negatively affect its business and results of operations.
     If the planned merger were not completed, Arden Realty could suffer a number of consequences that may adversely affect its business, results of operations and stock price, including the following:
•	activities relating to the merger and related uncertainties may lead to a loss of revenue that Arden Realty may not be able to regain if the merger does not occur;

•	the market price of its common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	Arden Realty would remain liable for its costs related to the merger, such as legal fees and a portion of the investment banking fees;

•	Arden Realty may not be able to continue its present level of operations and therefore would have to scale back its present level of business and consider additional reductions; and

•	Arden Realty may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Real Estate Investment Risks
     An inability to retain tenants or rent space upon lease expirations may adversely affect our revenues and our ability to service our debt.
          Through 2010, 2,667 leases, including month-to-month leases, comprising approximately 75% of our leased net rentable square footage and approximately 72% of our annualized base rents at December 31, 2005 are scheduled to expire as follows:

		Percentage of	Percentage of
	Number of	Aggregate Portfolio	Aggregate Portfolio
Year	Leases Expiring	Leased Square Feet	Annualized Base Rent
Month-to-Month	135	2.1%	1.8%
2006	593	14.0%	13.4%
2007	576	14.3%	13.4%
2008	593	17.4%	17.2%
2009	395	13.1%	12.6%
2010	375	14.3%	13.9%
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
          All of our properties are located in Southern California. In 2005, the Southern California economy experienced a 1.3% increase in job growth representing approximately 86,000 non-farm jobs. We believe non-farm job growth to be a leading indicator of office demand for the region. During 2006, a total of approximately 2.8 million square feet of occupied space, representing approximately 16.0% of our total net rentable space, including month-to-month leases, will expire. Negative non-farm job growth in our submarkets or a deterioration of the local and/or national economy may result in a decline in occupancy and rental rates and may cause tenant concessions to increase and would most likely negatively affect our operating performance and property values.
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
          Approximately 22% of our buildings and 16% of the total rentable square footage of our portfolio are subject to leases that require our tenants to pay all utility costs. The remainder of our leases provide that tenants will reimburse us for utility costs in excess of a base year amount.
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
          Although we currently have no plans to significantly expand or renovate our properties, we may do so in the future, subject to certain restrictions contained in the merger agreement. Expansion and renovation projects may inconvenience and displace existing tenants, require us to engage in time consuming up-front planning and engineering activities and expend capital, and require us to obtain various government and other approvals, the receipt of which cannot be assured. While our policies with respect to expansion and renovation activities are intended to limit some of the risks otherwise associated with these activities, we will nevertheless incur risks, including expenditures of funds on, and devotion of our time to, projects that may not be completed.

     Our development activities may be more expensive than anticipated and may not yield our anticipated results.
          We have preliminary architectural designs completed for an additional 475,000 net rentable square feet at the Howard Hughes Center in Los Angeles, California and have completed preliminary designs on a build-to-suit office building at our Long Beach Airport Business Park. We have entitlements for up to 600 hotel rooms at the Howard Hughes Center. We also have a 5-acre developable land parcel in Torrance, California that we are also marketing for a build-to-suit building. Certain restrictions contained in the merger agreement limit our ability to move forward on these developments without the approval of GECC. We also intend to review, from time to time, other opportunities for developing and constructing office buildings and other commercial properties in accordance with our development and underwriting policies.
          We expect to finance our development activities over the next 24 months, subject to certain restrictions contained in the merger agreement, through net cash provided by operating activities, proceeds from asset sales, proceeds from our lines of credit or other secured borrowings.
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
          As of December 31, 2005, we had total debt of approximately $1.6 billion, consisting of approximately $419.6 million in secured debt and approximately $1.2 billion of unsecured debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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

          Despite current indebtedness levels, we may still be able to incur substantially more debt in the future, which would increase the risks associated with our substantial leverage. Neither our partnership agreement nor our governing documents limit the amount or the percentage of indebtedness that we may incur. We may borrow up to a maximum of $330 million under our two lines of credit. As of December 31, 2005, we had the ability to borrow an additional $70.5 million under these two lines of credit. If new debt is added to our current debt levels, the related risks that we now face could intensify and could increase the risk of default on our indebtedness.
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
          An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt which rise and fall upon changes in interest rates. At December 31, 2005, approximately 14% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate hedges, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.
     Many of our properties are subject to mortgage financing which could result in foreclosure if we are unable to pay or refinance the mortgages when due.
          We currently have four outstanding mortgage financings totaling approximately $358.2 million that are secured by 46 of our properties. The properties in each of these financings are fully cross-collateralized and cross-defaulted. To the extent two or more mortgages are cross-defaulted, a default in one mortgage will trigger a default in the other mortgages. The cross-defaults can give the lender a number of remedies depending on the circumstances such as the right to increase the interest rate, demand additional collateral, accelerate the maturity date of the mortgages or foreclose on and sell the properties. To the extent two or more mortgages are cross-collateralized, a default in one mortgage will allow the mortgage lender to foreclose upon and sell the properties that are not the primary collateral for the loan in default. Three additional properties are subject to single property mortgages totaling approximately $61.5 million at December 31, 2005. If we are unable to meet our obligations under these mortgages, we could be forced to pay higher interest rates or provide additional collateral or the properties subject to the mortgages could be foreclosed upon and sold, which could have a material adverse effect on us and our ability to pay or refinance our debt obligations.
Tax Risks
     Arden Realty’s desire to qualify as a REIT limits its ability to accumulate cash that might be used in future periods to make debt payments or to fund future growth.
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
          We intend to qualify as a partnership for federal income tax purposes. However, if we were a “publicly traded partnership,” we would be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of our income is qualifying income as defined in the Internal Revenue Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that we would meet this 90% test, but we cannot guarantee that we would. If we were to be taxed as a corporation, we would incur substantial tax liabilities and Arden Realty would fail to qualify as a REIT for federal income tax purposes.

     We may suffer adverse tax consequences and be unable to attract capital if Arden Realty fails to qualify as a REIT.
          We believe that since our taxable year ended December 31, 1996, Arden Realty has been organized and operated, and intends to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that Arden Realty has been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner so as to qualify or remain so qualified. For Arden Realty to qualify as a REIT, it must satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations and tests regarding various factual matters and circumstances not entirely within Arden Realty’s control. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT, like Arden Realty, that holds its assets through an investment in a partnership. No assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to Arden Realty’s qualification as a REIT or the federal income tax consequences of qualification. We are, however, not aware of any pending legislation that would adversely affect Arden Realty’s ability to qualify as a REIT. Arden Realty’s qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Internal Revenue Code, the results of which have not been and will not be reviewed by our tax counsel.
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
          Even if Arden Realty qualifies for and maintains its REIT status, it will be subject to certain federal, state and local taxes on it income and property. For example, if it has net income from a prohibited transaction, specifically sales or other taxable dispositions of property held primarily for sale to customers in the ordinary course of business, that income will be subject to a 100% tax.
Other Risks
     We are subject to agreements and policies that may deter change in control offers that might be attractive to our stockholders.
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
          Arden Realty’s charter contains a provision designed to prevent a concentration of ownership among its stockholders that would cause it to fail to qualify as a REIT. Under the Internal Revenue Code, not more than 50% in value of its outstanding shares of common stock may be owned, actually or constructively, by five or fewer individuals, including specific kinds of entities, at any time during the last half of Arden Realty’s taxable year. In addition, if Arden Realty, or an owner of 10% or more of our common stock, actually or constructively owns 10% or more of a tenant of Arden Realty’s, or a tenant of any partnership in which Arden Realty is a partner, the rent received by Arden Realty from that tenant will not be qualifying income for purposes of the REIT gross income tests. In order to protect Arden Realty against the risk of losing REIT status, the ownership limit included in its charter limits actual or constructive ownership of our outstanding shares of common stock by any single stockholder to 9.0%, by value or by number of shares, whichever is more restrictive, of the then outstanding shares of common stock. Actual or constructive ownership of shares of common stock in excess of the ownership limit will cause the violative transfer or ownership to be void with respect to the transferee or owner as to that number of shares in excess of the ownership limit and such shares will be automatically transferred to a trust for the exclusive benefit of one or more qualified charitable organizations. That transferee or owner will have no right to vote such shares or be entitled to dividends or other distributions with respect to such shares.
          Although Arden Realty’s Board of Directors presently has no intention of doing so, except as described below, its Board of Directors could waive this restriction with respect to a particular stockholder if it were satisfied, based upon the advice of counsel or a ruling from the Internal Revenue Service, that ownership by such stockholder in excess of the ownership limit would not jeopardize Arden Realty’s status as a REIT and its Board of Directors otherwise decided such action would be in our best interests. Arden Realty’s Board of Directors has waived its ownership limit with respect to Mr. Ziman, our Chairman and CEO, and certain family members and affiliates and has permitted these parties to actually and constructively own up to 13.0% of the outstanding shares of common stock.

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
          Our current terrorism insurance policy, which has been extended to March 2007, specifically excludes biological, chemical or nuclear terrorist acts. We have been notified by our insurance broker that in the aftermath of the September 11th attacks, insurance carriers will continue to exclude these types of attacks from terrorism insurance policies or offer coverage for biological, chemical or nuclear attacks coverages at prohibitive costs. Although we did not derive more than 3.5% of our 2005 net operating income from any one of the properties in our portfolio, a biological, chemical or nuclear terrorist attack damaging several of our properties or negatively impacting the financial condition of our tenants could materially deteriorate our operating results and overall financial condition.
     An earthquake could adversely affect our business.
          All of our properties are located in Southern California, which is a high risk geographical area for earthquakes. Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business. We maintain earthquake insurance for our properties and the resulting business interruption. We cannot assure you that our insurance will be sufficient if there is a major earthquake.
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
          In the past few years, independent environmental consultants have conducted or updated Phase I environmental assessments and other environmental investigations as appropriate at some of our properties. The environmental site assessments and investigations have identified 38 properties in our portfolio, representing approximately 43% of the total rentable square feet in the portfolio, affected by environmental concerns. These environmental concerns include properties that may be impacted by known or suspected (a) contamination caused by third party sources or (b) soil and/or groundwater contamination which has been remediated, and (c) those containing underground storage tanks or asbestos.
          Of these properties, four are believed to be affected by contamination caused by third party sources and two of these also house an underground storage tank, two contain friable asbestos, twenty contain non-friable asbestos, and twelve house underground storage tanks only. The properties affected by contamination are primarily affected by petroleum and solvent substances, and in each case a third party has indemnified us for any and all problems associated with this contamination. With regard to those properties affected by asbestos, asbestos does not pose a health hazard if it is not disturbed in such a way to cause an airborne release of asbestos. Asbestos is friable when it can be crumbled, pulverized or reduced to powder by hand pressure, and non-friable when hand pressure cannot release encapsulated asbestos fibers. Friable asbestos is more likely to be released into the air than non-friable asbestos. We manage all asbestos in ways that minimize its potential to become airborne or otherwise threaten human health. Regarding underground storage tanks, subsurface leakage of the materials contained within the tank constitutes the primary risk posed by these devices. Of the fourteen underground storage tanks, two are currently being removed and no known UST-related regulatory violations or outstanding compliance issues exist with the remainder. We have also implemented a program to ensure appropriate double-wall construction, testing protocols, placement of tanks within bermed areas, and the installation of leak and spill detection equipment at relevant sites.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
     Existing Portfolio
          As of December 31, 2005, our portfolio consists of 116 primarily office properties, containing approximately 18.5 million net rentable square feet, which individually range from approximately 12,000 to 600,000 net rentable square feet. Of the 116 properties currently in service in our portfolio, 115, or 99%, are office properties. All of our properties are located in Southern California and most are in suburban areas in close proximity to main thoroughfares. We believe that our properties are located within desirable and established business communities and are well maintained. Our properties offer an array of amenities including high-speed internet access, security, parking, conference facilities, on-site management, food services and health clubs.
     Following is a summary of our property portfolio as of December 31, 2005:

							Property Operating
							Results(1), (2)
Location	Number of Properties		Number of Buildings		Approximate Net		For the Year Ended
					Rentable Square Feet		December 31, 2005
							($000’s and unaudited)
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Los Angeles County:
West(3)	30	26%	32	16%	5,415,813	29%	$115,240	39%
North	29	25%	46	24%	3,573,218	20%	53,883	18%
South	11	9%	15	8%	2,454,951	13%	30,978	11%

Subtotal	70	60%	93	48%	11,443,982	62%	200,101	68%

Orange County	18	16%	50	26%	3,215,415	17%	38,133	13%
San Diego County	24	21%	36	19%	3,308,843	18%	47,480	16%
Ventura County	4	3%	13	7%	576,260	3%	7,556	3%

Total	116	100%	192	100%	18,544,500	100%	$293,270	100%

(1)	Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP, or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

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

          The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net Income	$66,826	$79,791	$65,994

Add:
General and administrative expense	33,571	19,503	15,217
Interest expense	98,184	88,502	92,736
Depreciation and amortization	137,385	115,806	106,893
Minority interest	355	186	103
Interest and other loss	1,593	509	403
Impairment on investment in securities	—	2,700	—
Loss from debt defeasance related to sale of discontinued properties	835	—	—

Less:
Gain on sale of discontinued properties	(40,653)	(30,473)	(5,937)
Discontinued operations	(4,826)	(11,347)	(18,953)

Property Operating Results	$293,270	$265,177	$256,456

(2)	Excludes the operating results of one property sold during the first quarter of 2005, one property sold during the second quarter of 2005 and six properties sold during the third quarter of 2005. The operating results for these properties are reported as part of discontinued operations in our consolidated statements of income.

(3)	Includes a retail property with approximately 37,000 net rentable square feet.
     The following is a summary of our occupancy and in-place rents as of December 31, 2005:

	Percent	Percent	Annualized Base Rent
Location	Occupied	Leased	Per Leased Square Foot(1)
			Portfolio	Full Service
			Total	Gross Leases(2)
Los Angeles County:
West	95.0%	95.8%	$28.25	$28.27
North	92.4%	95.1%	22.79	23.46
South	90.6%	92.3%	19.24	20.75

Subtotal/Weighted Average	93.3%	94.8%	24.66	25.42

Orange County	93.5%	95.0%	19.80	22.48
San Diego County	85.0%	86.3%	22.84	25.44
Ventura County	94.3%	94.3%	19.32	19.32

Total/Weighted Average	91.9%	93.3%	$23.33	$24.76

(1)	Based on monthly contractual base rent under existing leases as of December 31, 2005, multiplied by 12 and divided by leased net rentable square feet; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	Excludes 26 properties and approximately 2.9 million square feet under triple net and modified gross leases.
          We have preliminary architectural designs completed for an additional 475,000 net rentable square feet of office space at the Howard Hughes Center in Los Angeles, California. We also have construction entitlements at the Howard Hughes Center for up to 600 hotel rooms/residential units. The merger agreement limits our ability to make any expenditures, transactions or agreements in connection with the Howard Hughes Center development except in accordance with a development plan and budget that we provide to GECC, which is subject to their reasonable approval.
          In addition to our development at the Howard Hughes Center, we have completed preliminary designs and are marketing an approximately 170,000 net rentable square foot build-to-suit office building at our Long Beach Airport Business Park. We also have a five-acre developable land parcel in Torrance, California that we intend to market for a build-to-suit building. The merger agreement limits our ability to commence, commit to or enter into any construction or development other than construction or development that is in the ordinary course of business and has a cost that, in the aggregate, is not in excess of $5,000,000.
          We expect to finance our development/renovation activities over the next 24 months through net cash provided by operating activities, proceeds from asset sales, proceeds from our lines of credit or other secured borrowings. The merger agreement limits our ability to sell any assets without the written consent of GECC.

     Dispositions
          The following table summarizes our disposition activity during 2005:

						Gross Sales
			Date of			Price
Property	County	Submarket	Sale	Property Type	Square Feet	($000’s)
Activity Business Center	San Diego	Miramar	January 5, 2005	Office	167,170	$16,650
5832 Bolsa	Orange	West County	June 29, 2005	Office	49,355	8,670
4900 California	Kern	Bakersfield	August 4, 2005	Office	153,181	(A	)
Parkway Center	Kern	Bakersfield	August 4, 2005	Office	60,885	(A	)
100 W. Broadway	Los Angeles	Downtown Long Beach	August 4, 2005	Office	192,975	(A	)
145 S. Fairfax	Los Angeles	Miracle Mile	August 11, 2005	Office	55,181	12,000
Irvine Corporate Center	Orange	Greater Airport	September 28, 2005	Office	127,561	17,840	(1)
Oceangate Tower	Los Angeles	Downtown Long Beach	September 28, 2005	Office	211,620	38,000	(1)

Sub-total					1,017,928	93,160
(A) Portfolio sale					—	55,600	(2)

					1,017,928	$148,760

(1)	The net proceeds from these dispositions of approximately $54.6 million are currently held in escrow accounts for potential like-kind exchanges and are included as part of “restricted cash” in our consolidated balance sheet at December 31, 2005.

(2)	Approximately $22.5 million of this amount was used to acquire Agoura Hills Business Park as part of a like-kind exchange.
     Acquisitions
          The following table summarizes our acquisition activity during 2005:

						Gross
						Purchase
			Date of			Price
Property	County	Submarket	Purchase	Property Type	Square Feet	($000’s)
707 Broadway	San Diego	Downtown	January 5, 2005	Office	169,536	$48,000	(1)
Arden Towers at Sorrento	San Diego	Sorrento Mesa	March 22, 2005	Office/Retail	608,253	184,850
5670 Wilshire Boulevard	Los Angeles	Miracle Mile	April 8, 2005	Office	409,118	92,650	(2)
Agoura Hills Business Park	Los Angeles	Agoura Hills	August 5, 2005	Office	115,227	23,175
					1,302,134	$348,675

(1)	Approximately $2.0 million of the acquisition price was funded through the issuance of 54,950 OP units at an average price of $37.27 per unit.

(2)	The gross acquisition price includes the assumption of a $51.5 million mortgage loan payable secured by the property. In addition, approximately $12.5 million of the acquisition price was funded from an escrow account to complete a like-kind exchange for a property sold in December 2004. This amount has been included as part of “restricted cash” in our consolidated balance sheet at December 31, 2004.

     The following table presents specific information regarding our 116 properties as of December 31, 2005:

									Annualized
					Percentage				Base Rent
					of Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
			Built/	Net Rentable	Rentable	Percent	Base Rent	Number of	Square
Property Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	Leases	Feet(1)
Los Angeles County
Los Angeles West
6100 Wilshire	Hollywood/Wilshire Corridor	Miracle Mile	1986	207,658	1.1%	97.0%	$4,957	51	$24.62
5670 Wilshire Boulevard	Hollywood/Wilshire Corridor	Miracle Mile	1964/91	409,118	2.2	91.5	$9,898	65	26.44
120 S. Spalding	West Los Angeles	Beverly Hills Triangle	1984	63,276	0.3	100.0	2,784	15	44.00
9665 Wilshire	West Los Angeles	Beverly Hills Triangle	1972/92-93	160,502	0.9	100.0	5,861	21	36.52
8383 Wilshire	West Los Angeles	Beverly Hills	1971/93	417,459	2.2	91.1	10,085	131	26.51
9100 Wilshire	West Los Angeles	Beverly Hills	1971/90	327,697	1.8	96.2	8,729	77	27.68
Beverly Atrium	West Los Angeles	Beverly Hills	1989	59,542	0.3	91.8	1,688	12	30.89
Wilshire Pacific Plaza	West Los Angeles	Brentwood	1976/87	103,529	0.6	100.0	2,694	45	26.03
World Savings Center (2)	West Los Angeles	Brentwood	1983	469,710	2.5	98.6	14,686	64	31.72
400 Corporate Pointe	West Los Angeles	Culver City/Fox Hills	1987	165,989	0.9	90.0	2,796	14	18.71
600 Corporate Pointe	West Los Angeles	Culver City/Fox Hills	1989	276,516	1.5	96.2	5,736	22	21.56
6060 Center Drive	West Los Angeles	Culver City/Fox Hills	2000	256,739	1.4	99.1	8,467	8	33.28
6080 Center Drive	West Los Angeles	Culver City/Fox Hills	2001	286,210	1.5	90.0	9,573	16	37.18
6100 Center Drive	West Los Angeles	Culver City/Fox Hills	2002	285,516	1.5	99.5	8,376	25	29.49
Bristol Plaza	West Los Angeles	Culver City/Fox Hills	1982	84,565	0.5	98.3	1,746	29	21.00
Howard Hughes Spectrum Club	West Los Angeles	Culver City/Fox Hills	1993	36,959	0.2	100.0	967	1	26.16
Howard Hughes Tower	West Los Angeles	Culver City/Fox Hills	1987	317,729	1.7	99.2	8,695	38	27.60
Northpoint	West Los Angeles	Culver City/Fox Hills	1991	103,015	0.6	100.0	2,520	9	24.46
1919 Santa Monica	West Los Angeles	Santa Monica	1991	43,628	0.2	100.0	1,158	9	26.53
2001 Wilshire Blvd.	West Los Angeles	Santa Monica	1980	104,528	0.6	96.7	2,601	23	25.73
2730 Wilshire	West Los Angeles	Santa Monica	1985	57,141	0.3	96.8	1,545	25	27.93
2800 28th Street	West Los Angeles	Santa Monica	1979	108,007	0.6	95.4	2,674	42	25.96
Westwood Center	West Los Angeles	Westwood	1965/2000	313,304	1.7	99.7	11,100	43	35.52
10350 Santa Monica	West Los Angeles	West Los Angeles	1979	42,967	0.2	90.8	926	16	23.75
10351 Santa Monica	West Los Angeles	West Los Angeles	1984	97,169	0.5	90.2	2,109	14	24.07
Century Park Center	West Los Angeles	West Los Angeles	1972/94	245,381	1.3	89.1	5,142	93	23.53
10780 Santa Monica	West Los Angeles	West Los Angeles	1984	93,257	0.5	100.0	2,361	34	25.31
1950 Sawtelle	West Los Angeles	West Los Angeles	1988/95	103,673	0.6	98.6	2,443	42	23.90
11075 Santa Monica	West Los Angeles	West Los Angeles	1983	35,822	0.2	95.0	852	7	25.04
Westwood Terrace	West Los Angeles	West Los Angeles	1988	139,207	0.8	94.8	3,412	28	25.87

Subtotal/Weighted Average – Los Angeles West				5,415,813	29.2%	95.8%	$146,581	1,019	$28.25

									Annualized
					Percentage				Base Rent
					of Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized	Number	Net Rentable
			Built/	Net Rentable	Rentable	Percent	Base Rent	of	Square
Property Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	Leases	Feet(1)
Los Angeles North
303 Glenoaks	Glendale/Tri-Cities	Burbank	1983/96	176,675	1.0%	98.1%	$4,041	27	$23.32
601 S. Glenoaks	Glendale/Tri-Cities	Burbank	1990	74,654	0.4	94.8	1,474	19	20.84
Burbank Executive Plaza	Glendale/Tri-Cities	Burbank	1983	62,717	0.3	100.0	1,457	19	23.24
333 N. Glenoaks	Glendale/Tri-Cities	Burbank	1978/83	84,263	0.5	88.9	1,685	17	22.49
425 West Broadway	Glendale/Tri-Cities	Glendale	1984	72,426	0.4	98.4	1,526	14	21.41
535 N. Brand Blvd.	Glendale/Tri-Cities	Glendale	1973/92/99	106,657	0.6	99.7	2,269	44	21.33
5161 Lankershim	Glendale/Tri-Cities	North Hollywood	1985/97	181,757	1.0	100.0	4,056	9	22.31
150 East Colorado Boulevard	Glendale/Tri-Cities	Pasadena	1979/97	61,803	0.3	100.0	1,467	20	23.73
299 N. Euclid	Glendale/Tri-Cities	Pasadena	1983/99	74,689	0.4	100.0	1,908	4	25.54
70 South Lake	Glendale/Tri-Cities	Pasadena	1982/94	102,726	0.6	95.4	2,596	22	26.49
Agoura Hills Business Park	San Fernando Valley	Agoura Hills	1988	115,227	0.6	95.8	2,589	12	23.47
Calabasas Commerce Center	San Fernando Valley	Calabasas	1990	126,771	0.7	100.0	2,396	10	18.90
Calabasas Tech	San Fernando Valley	Calabasas	1990/2001	284,822	1.5	87.1	4,856	18	19.58
16000 Ventura	San Fernando Valley	Encino	1980/96	175,242	0.9	98.2	3,974	46	23.08
Noble Professional Center	San Fernando Valley	Sherman Oaks	1985/93	52,929	0.3	93.1	1,157	19	23.48
15250 Ventura	San Fernando Valley	Sherman Oaks	1970/90-91	112,838	0.6	100.0	2,525	43	22.38
Sunset Pointe Plaza	San Fernando Valley	Valencia	1988	59,258	0.3	75.6	1,185	27	26.46
Tourney Pointe	San Fernando Valley	Valencia	1985/98-2000	212,021	1.1	96.6	4,410	37	21.53
Westlake – 5601 Lindero	San Fernando Valley	Westlake Village	1989	105,854	0.6	95.5	1,774	5	17.54
Homestore	San Fernando Valley	Westlake Village	2000	137,762	0.7	100.0	3,158	1	22.92
Clarendon Crest	San Fernando Valley	Woodland Hills	1990	44,317	0.2	100.0	949	18	21.42
Woodland Hills Financial Center	San Fernando Valley	Woodland Hills	1972/95	228,687	1.2	95.9	5,108	73	23.29
Warner Corporate Center	San Fernando Valley	Woodland Hills	1988	253,032	1.4	99.0	6,644	33	26.53
Los Angeles Corporate Center	San Gabriel Valley	Monterey Park	1984/86	390,028	2.1	88.3	7,898	46	22.94
Conejo Business Center	Ventura	Newbury Park/Thousand Oaks	1991	68,328	0.4	95.5	1,469	28	22.52
Hillside Corporate Center	Ventura	Newbury Park/Thousand Oaks	1998	60,803	0.3	100.0	1,654	11	27.21
Marin Corporate Center	Ventura	Newbury Park/Thousand Oaks	1986	50,656	0.3	70.1	842	25	23.68
Westlake Gardens	Ventura	Westlake Village	1998	47,440	0.3	100.0	1,302	19	27.45
Westlake Gardens II	Ventura	Westlake Village	1999	48,836	0.3	100.0	1,104	5	22.61

Subtotal/Weighted Average — Los Angeles North				3,573,218	19.3%	95.1%	$77,473	671	$22.79

									Annualized
					Percentage				Base Rent
					of Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
			Built/	Net Rentable	Rentable	Percent	Base Rent	Number of	Square
Property Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	Leases	Feet(1)
Los Angeles South
Pacific Gateway	South Bay	190th Corridor	1982/90	229,505	1.2%	94.6%	$4,579	36	$21.08
South Bay Centre	South Bay	190th Corridor	1984	204,617	1.1	96.3	4,079	31	20.71
Gateway Towers	South Bay	190th Corridor	1984/86	439,084	2.4	94.7	9,702	75	23.32
Continental Grand Plaza	South Bay	El Segundo	1986	235,246	1.3	100.0	5,773	41	24.55
Grand Avenue Plaza	South Bay	El Segundo	1980/98	81,593	0.4	96.0	1,574	18	20.10
5200 West Century	South Bay	LAX	1982/98-99	321,608	1.7	77.2	4,418	34	17.79
Skyview Center	South Bay	LAX	1981/87/95	399,318	2.1	84.0	5,331	65	15.89
Long Beach Airport Bldg D (2)	South Bay	Suburban Long Beach	1987/95	121,610	0.7	100.0	1,167	1	9.60
Long Beach Airport Bldg F & G (2)	South Bay	Suburban Long Beach	1987/95	150,403	0.8	100.0	1,047	1	6.96
5000 East Spring (2)	South Bay	Suburban Long Beach	1989/95	167,149	0.9	97.2	3,744	44	23.05
Mariner Court	South Bay	Torrance	1989	104,818	0.6	100.0	2,197	38	20.96

Subtotal/Weighted Average — Los Angeles South				2,454,951	13.2%	92.3%	$43,611	384	$19.24

									Annualized
					Percentage				Base Rent
					of Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
			Built/	Net Rentable	Rentable	Percent	Base Rent	Number of	Square
Property Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	Leases	Feet(1)
Orange County
1370 Valley Vista	LA Central	Diamond Bar	1988	86,298	0.5%	100.0%	$1,859	14	$21.54
City Centre I	Orange County	Central County	1985/97	146,698	0.8	100.0	2,996	34	20.42
Anaheim City Centre (2)	Orange County	Central County	1986/91	182,521	1.0	100.0	3,607	28	19.76
Orange Financial Center	Orange County	Central County	1985/95	310,020	1.7	99.8	6,953	42	22.48
Fountain Valley City Centre	Orange County	Greater Airport	1982	303,072	1.6	99.0	6,747	25	22.48
Fountain Valley Plaza	Orange County	Greater Airport	1982	107,498	0.6	66.6	1,468	7	20.52
Newport Irvine Center	Orange County	Greater Airport	1981/97	73,310	0.4	98.2	1,800	31	25.00
South Coast Executive Center	Orange County	Greater Airport	1979/97	61,994	0.3	95.8	1,194	25	20.10
Von Karman Corporate Center	Orange County	Greater Airport	1981/84	444,968	2.4	96.2	9,325	37	21.78
Centerpointe La Palma	Orange County	North County	1986/88/90	602,516	3.2	98.9	11,582	97	19.43
Savi Tech Center	Orange County	North County	1989/2005	372,119	2.0	80.5	4,532	4	15.13
Yorba Linda Business Park	Orange County	North County	1988	165,772	0.9	95.8	1,508	63	9.50
Crown Cabot Financial Center	Orange County	South County	1989	174,173	0.9	98.3	4,941	42	28.86
5632 Bolsa	Orange County	West County	1987	21,568	0.1	100.0	189	1	8.76
5672 Bolsa	Orange County	West County	1987	12,110	0.1	100.0	106	1	8.76
5702 Bolsa	Orange County	West County	1987/97	27,731	0.1	100.0	232	2	8.38
Huntington Beach Plaza	Orange County	West County	1984/96	54,254	0.3	78.9	787	16	18.39
Huntington Commerce Center	Orange County	West County	1987	68,793	0.4	100.0	662	22	9.63

Subtotal/Weighted Average — Orange County				3,215,415	17.3%	95.0%	$60,488	491	$19.80

									Annualized
					Percentage				Base Rent
					of Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
			Built/	Net Rentable	Rentable	Percent	Base Rent	Number of	Square
Property Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	Leases	Feet(1)
San Diego County
Carlsbad Corporate Center	San Diego County	Carlsbad	1996	126,280	0.7%	42.0%	$554	1	$10.44
Carmel Valley Center	San Diego County	Del Mar Heights	1987/89	107,076	0.6	100.0	3,529	19	32.96
701 B Street (2)	San Diego County	Downtown	1982/96	548,370	3.0	86.5	11,714	79	24.68
707 Broadway(2)	San Diego County	Downtown	1961/2001	169,536	0.9	98.5	3,652	28	21.88
5120 Shoreham	San Diego County	Governor Park	1984	38,060	0.2	79.7	708	6	23.36
Governor Executive Centre	San Diego County	Governor Park	1988	52,910	0.3	84.4	1,177	10	26.34
Governor Executive Centre II	San Diego County	Governor Park	1989	103,554	0.6	78.3	2,416	17	29.81
Governor Park Plaza	San Diego County	Governor Park	1986	104,254	0.6	79.7	2,006	17	24.13
10180 Scripps Ranch	San Diego County	Scripps Ranch	1978/96	43,560	0.2	0.0	—	—	—
Balboa Corporate Center	San Diego County	Kearney Mesa	1990	69,734	0.4	100.0	1,278	3	18.32
Panorama Corporate Center	San Diego County	Kearney Mesa	1991	133,149	0.7	97.5	2,469	3	19.02
Ruffin Corporate Center	San Diego County	Kearney Mesa	1990	45,059	0.2	100.0	405	1	9.00
Skypark Office Plaza	San Diego County	Kearney Mesa	1986	203,739	1.1	100.0	4,742	24	23.27
Crossroads	San Diego County	Mission Valley	1979	134,688	0.7	80.7	2,272	11	20.90
Poway Industrial	San Diego County	Rancho Bernardo/Poway	1991/96	112,000	0.6	100.0	672	1	6.00
Bernardo Regency	San Diego County	Rancho Bernardo/Poway	1986	48,026	0.3	96.8	1,217	17	26.18
Carmel View Office Plaza	San Diego County	Rancho Bernardo/Poway	1985	77,732	0.4	76.6	1,524	15	25.60
Cymer Technology Center	San Diego County	Rancho Bernardo/Poway	1986	155,612	0.8	100.0	1,981	2	12.73
Foremost Professional Plaza	San Diego County	Rancho Bernardo/Poway	1992	59,681	0.3	76.2	1,165	33	25.61
Via Frontera	San Diego County	Rancho Bernardo/Poway	1982/97	78,819	0.4	100.0	975	6	12.37
Westridge	San Diego County	Sorrento Mesa	1984/96	48,955	0.3	35.2	233	2	13.54
Arden Towers at Sorrento	San Diego County	Sorrento Mesa	1989/91/2001	608,253	3.3	82.9	14,369	68	28.49
Torreyana Science Park	San Diego County	Torrey Pines	1980/97	81,204	0.4	100.0	2,068	1	25.47
Genesee Executive Plaza	San Diego County	University Towne Centre	1984	158,592	0.9	97.9	4,045	27	26.04

Subtotal/Weighted Average — San Diego County				3,308,843	17.9%	86.3%	$65,171	391	$22.84

									Annualized
					Percentage				Base Rent
					of Total				per Leased
			Year(s)	Approximate	Portfolio Net		Annualized		Net Rentable
			Built/	Net Rentable	Rentable	Percent	Base Rent	Number of	Square
Property Name	Major Area	Submarket	Renovated	Square Feet	Square Feet	Leased	($000s)	Leases	Feet(1)
Ventura County
Camarillo Business Park	Ventura	Camarillo	1984/97	152,969	0.8%	91.6%	$2,961	24	$21.13
1000 Town Center	Ventura	Oxnard	1989	108,358	0.6	93.4	1,905	11	18.81
Solar Drive Business Center	Ventura	Oxnard	1982	137,181	0.7	98.9	2,551	36	18.80
Center Promenade	Ventura	Ventura	1988	177,752	1.0	93.7	3,088	63	18.54

Subtotal/Weighted Average — Ventura County				576,260	3.1%	94.3%	$10,505	134	$19.32

Portfolio Total/ Weighted Average				18,544,500	100.0%	93.3%	$403,829	3,090	$23.33

(1)	Calculated as monthly contractual base rent under existing leases as of December 31, 2005, multiplied by 12 and divided by leased net rentable square feet, for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	We lease the land underlying these properties or their parking structures pursuant to long term ground leases.

     Tenant Information
          As of December 31, 2005, no one tenant represented more than 2.0% of the aggregate annualized base rent of our properties and only three tenants individually representing more than 1.0% of our aggregate annualized base rent. Our properties are leased to local, national and international companies engaged in a variety of businesses including financial services, entertainment, health care services, accounting, law, education, publishing and local, state and federal government entities.
          Our leases are typically structured for terms of three to ten years. Our leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 84% of our total rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all of real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs to our buildings.
          The following table presents information as of December 31, 2005 derived from our ten largest tenants based on the percentage of aggregate portfolio annualized base rent:

		Weighted	Percentage of	Percentage of
		Average	Aggregate	Aggregate
		Remaining	Portfolio	Portfolio		Annualized
	Number of	Lease Term	Leased	Annualized	Net Rentable	Base Rent
Tenant	Locations	in Months	Square Feet	Base Rent(1)	Square Feet	(in thousands)(1)
Vivendi Universal	2	33	1.34%	1.98%	231,681	$7,980
State of California	17	40	1.53	1.46	264,640	5,886
U.S. Government	14	46	0.90	1.08	155,240	4,360
Ceridian Corporation	2	52	0.88	0.95	152,612	3,833
Atlantic Richfield	1	9	0.83	0.88	143,885	3,551
Pepperdine University	1	155	0.65	0.86	113,488	3,481
Walt Disney Pictures and Television	1	31	0.88	0.85	151,792	3,443
Westfield Corporation	1	87	0.62	0.80	107,300	3,249
University of Phoenix	4	61	0.81	0.80	140,839	3,235
Homestore, Inc	1	25	0.80	0.78	137,762	3,158

Total/Weighted Average(2)	44	49	9.24%	10.44%	1,599,239	$42,176

(1)	Annualized base rent is calculated as monthly contractual base rent under existing leases as of December 31, 2005, multiplied by 12; for those leases where rent has not yet commenced or which are in a free rent period, the first month in which rent is to be received is used to determine annualized base rent.

(2)	The weighted average calculation is based on net rentable square footage leased by each tenant.

The following table presents the diversification of the tenants occupying space in our portfolio by industry as of December 31, 2005:

			Percentage of
		Occupied	Total
	NAICS	Square	Occupied
North American Industrial Classification System Description	Code	Feet	Portfolio
Professional, Scientific, and Technical Services	541	4,286,195	25.16%
Finance and Insurance	521-525	3,052,141	17.92%
Information	511-519	1,836,169	10.78%
Manufacturing	311-339	1,601,997	9.40%
Health Care and Social Assistance	621-624	1,055,317	6.19%
Real Estate, Rental and Leasing	531-533	1,053,944	6.19%
Administrative and Support and Waste Management and Remediation Services	561-562	713,069	4.19%
Public Administration	921-928	691,051	4.05%
Educational Services	611	678,313	3.99%
Wholesale Trade	423-425	436,419	2.56%
Transportation and Warehousing	481-493	319,855	1.88%
Construction	236-238	316,738	1.86%
Other Services (except Public Administration)	811-814	236,792	1.39%
Arts, Entertainment, and Recreation	711-713	223,423	1.31%
Retail Trade	441-454	207,715	1.22%
Accommodation and Food Services	721-722	203,712	1.20%
Management of Companies and Enterprises	551	54,934	0.32%
Utilities	221	16,490	0.10%
Agriculture, Forestry, Fishing and Hunting	111-115	3,582	0.02%
Mining	211-213	2,894	0.02%
Other – Uncategorized	-	42,954	0.25%

		17,033,704	100.00%

     Lease Distribution
          The following table presents information relating to the distribution of the leases for our 116 properties, based on leased net rentable square feet, as of December 31, 2005:

				Percent of			Percent of
				Aggregate	Annualized	Avg. Base	Aggregate
		Percent		Portfolio	Base Rent of	Rent per	Portfolio
	Number	of All	Total Leased	Leased	Leases(1)	Leased	Annualized
Square Feet Under Lease	of Leases	Leases	Square Feet	Square Feet	(000's)	Square Foot	Base Rent(1)
2,500 and under	1,526	49.38%	2,182,471	12.61%	54,502	$24.97	12.40%
2,501 - 5,000	714	23.11	2,474,599	14.30	64,106	25.91	14.58
5,001 - 7,500	301	9.74	1,829,632	10.57	48,986	26.77	11.14
7,501 - 10,000	174	5.63	1,522,055	8.80	39,130	25.71	8.90
10,001 - 20,000	246	7.96	3,544,307	20.48	93,659	26.43	21.31
20,001- 40,000	80	2.59	2,302,542	13.30	60,229	26.16	13.70
40,001 and over	49	1.59	3,451,072	19.94	78,975	22.88	17.97

Total/Weighted Average	3,090	100.00%	17,306,678	100.00%	439,587	$25.40	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.
     Lease Expirations
          The following table presents a summary schedule of the total lease expirations for our 116 properties for leases in place at December 31, 2005. This table assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

					Average
				Annualized	Annualized	Percentage of
		Square	Percentage	Base Rent	Base Rent	Aggregate
		Footage	of Aggregate	of Expiring	per Square Foot	Portfolio
	Number of	of Expiring	Leased	Leases(1)	of Expiring	Annualized
Year of Lease Expiration	Leases Expiring	Leases	Square Feet	($000s)	Leases	Base Rent(1)
Month-to-Month	135	355,091	2.05%	$8,073	$22.74	1.84%
Q1 2006	126	502,542	2.90	12,147	24.17	2.76
Q2 2006	152	583,695	3.37	12,581	21.55	2.86
Q3 2006	150	709,215	4.10	18,860	26.59	4.29
Q4 2006	165	620,783	3.59	15,392	24.79	3.50

2006 Sub-Total(2)	593	2,416,235	13.96	58,980	24.41	13.41
2007	576	2,466,134	14.25	58,971	23.91	13.42
2008	593	3,009,772	17.39	75,741	25.16	17.23
2009	395	2,270,358	13.12	55,478	24.44	12.62
2010	375	2,473,804	14.29	61,225	24.75	13.93
2011	136	1,073,165	6.20	29,871	27.83	6.80
2012	93	1,200,423	6.94	30,998	25.82	7.05
2013	61	727,839	4.21	21,325	29.30	4.85
2014	36	383,970	2.22	10,953	28.53	2.49
2015+	97	929,887	5.37	27,972	30.08	6.36

Total/Weighted Average	3,090	17,306,678	100.00%	$439,587	$25.40	100.00%

(1)	Base rent is determined as of the date of lease expiration, including all fixed contractual base rent increases; increases tied to indices such as the Consumer Price Index are not included.

(2)	Excludes month-to-month leases.

ITEM 3. LEGAL PROCEEDINGS
          On December 23, 2005, a purported stockholder class action lawsuit related to the merger agreement was filed in Los Angeles County Superior Court naming Arden Realty and each of its directors as defendants. The lawsuit, Charter Township of Clinton Police and Fire Retirement System v. Arden Realty, Inc., et al. (Case No. BC345065), alleges, among other things, that $45.25 per share in cash to be paid to the holders of shares of its common stock in connection with the merger is inadequate and that the individual defendants breached their fiduciary duties to its stockholders in negotiating and approving the merger agreement. The complaint seeks the following equitable relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) declaring that the defendants have breached their fiduciary duties owed to the plaintiff and other members of the class; (iii) enjoining the merger and, if such transaction is consummated, rescinding the transaction; (iv) enjoining the triggering of “acceleration” clauses related to stock options upon a change of control; (v) requiring the defendants to uphold their fiduciary duties and to fully insulate themselves from any conflicts of interest that interfere with such duties; and (vi) awarding attorneys’ and experts’ fees to the plaintiff.
          A second purported stockholder class action lawsuit, Dwyer v. Arden Realty, Inc., et al. (Case No. BC345468), was filed in Los Angeles County Superior Court on January 4, 2006 against the same defendants as in Charter Township. The Dwyer complaint purports to allege claims for breach of fiduciary duty, indemnification and injunctive relief. The complaint seeks the following relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) preliminarily and permanently enjoining defendants from proceeding with, consummating or closing the proposed transaction; (iii) in the event the transaction is consummated, rescinding the transaction; (iv) awarding compensatory damages against defendants; and (v) awarding plaintiff attorneys’ fees and costs.
          We believe that these lawsuits are without merit and intend to vigorously defend the actions.
          In addition to the aforementioned litigation relating to the proposed merger, we are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations during the year ended December 31, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of Arden Realty’s stockholders during the fourth quarter of the year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          There is no established trading market for our common equity. As of December 31, 2005, there were 68,860,588 OP units, of which Arden Realty owned 67,157,295 OP units, all of which correspond to the issued and outstanding common stock of Arden Realty. A partner’s percentage is determined by dividing the number of OP units held by the partner by the total number of OP units outstanding. As of December 31, 2005, there were approximately 37 holders of our OP units, including Arden Realty.
          Set forth below are the distributions per OP unit paid during our two most recent fiscal years.

Distributions
Paid
2004

First Quarter	$0.505
Second Quarter	$0.505
Third Quarter	$0.505
Fourth Quarter	$0.505

2005

First Quarter	$0.505
Second Quarter	$0.505
Third Quarter	$0.505
Fourth Quarter	$0.505
          Prior to entering into the merger agreement, Arden Realty paid quarterly cash dividends to OP unit holders at the discretion of Arden Realty’s Board of Directors. The amount of each quarterly cash dividend depended on our funds from operations, financial condition, capital requirements and annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as Arden Realty’s Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA
          You should read the following consolidated financial and operating data for Arden Realty Limited Partnership together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except ratio and per share amounts)
Operating Data:
Property revenues	$441,903	$393,001	$376,791	$357,976	$366,125
Interest and other (loss) income	(1,593)	(509)	(403)	2,044	2,134
Property operating expenses	(148,633)	(127,824)	(120,335)	(111,128)	(104,724)
General and administrative expense	(33,571)	(19,503)	(15,217)	(11,219)	(10,436)
Depreciation and amortization	(137,385)	(115,806)	(106,893)	(96,156)	(89,496)
Interest expense	(98,184)	(88,502)	(92,736)	(87,466)	(85,586)
Gain on sale of operating properties(1)	—	—	—	1,967	4,591
Impairment on investment in securities	—	(2,700)	—	—	—
Minority interest	(355)	(186)	(103)	(110)	(127)

Income from continuing operations	22,182	37,971	41,104	55,908	82,481
Discontinued operations	4,826	11,347	18,953	21,755	23,776
Gain on sale of discontinued properties	40,653	30,473	5,937	—	—
Loss from debt defeasance relatead to sale of discontinued properties	(835)	—	—	—	—

Net Income	$66,826	$79,791	$65,994	$77,663	$106,257

Net Income allocated to:
Preferred partner	$—	$4,309	$4,312	$4,312	$4,312

General and limited partners	$66,826	$75,482	$61,682	$73,351	$101,945

Basic net income per common operating partnership unit:
Income from continuing operations	$0.33	$0.50	$0.57	$0.78	$1.19
Income from discontinued operations	0.65	0.63	0.38	0.33	0.36

Net income per common operating partnership unit — basic	$0.98	$1.13	$0.95	$1.11	$1.55

Weighed average number of common operating partnership units — basic	68,323	67,047	65,251	65,898	65,872

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.32	$0.50	$0.56	$0.78	$1.18
Income from discontinued operations	0.65	0.62	0.38	0.33	0.36

Net income per common operating partnership unit — diluted	$0.97	$1.12	$0.94	$1.11	$1.54

Weighed average number of common operating partnership units — diluted	68,786	67,415	65,513	66,098	66,132

Distributions per common operating partnership unit	$2.02	$2.02	$2.02	$2.01	$1.94

Other Data:
Cash provided by operating activities	$167,277	$185,133	$181,653	$200,114	$204,839
Cash used in investing activities	(290,614)	(11,237)	(20,355)	(213,002)	(115,854)
Cash (used in) provided by financing activities	110,936	(165,563)	(160,654)	(20,090)	(57,376)
Funds from Operations(2)	164,845	171,591	176,069	182,801	199,173
Selected financial data continues on next page.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Net investment in real estate	$2,768,911	$2,551,981	$2,646,699	$2,741,624	$2,622,980
Total assets	$2,907,870	$2,659,997	$2,741,433	$2,832,409	$2,761,443
Total indebtedness	$1,623,821	$1,326,084	$1,349,781	$1,402,304	$1,251,483
Other liabilities	$76,615	$83,713	$76,638	$76,350	$62,685
Total partners’ capital	$1,204,176	$1,247,927	$1,317,269	$1,354,399	$1,446,667

(1)	Beginning with the adoption of the Statement of Financial Accounting Standard No. 144 in 2002, the operating results and gains and losses of real estate properties classified as held for disposition are included in “discontinued operations.”

(2)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The white paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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
          We are a self-administered and self-managed real estate investment trust that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. We are a full-service real estate organization managed by six senior executive officers who have experience in the real estate industry ranging from 15 to 36 years and who collectively have an average of 21 years of experience. We perform all property management, construction management, accounting, finance, acquisition and disposition activities and a majority of our leasing transactions with our staff of approximately 300 employees.
          As of December 31, 2005, Arden Realty was Southern California’s largest publicly traded office landlord as measured by total net rentable square feet owned. As of that date, our portfolio consisted of 116 primarily suburban office properties and 192 buildings containing approximately 18.5 million net rentable square feet. As of December 31, 2005, our operating portfolio was 91.9% occupied.
          Our primary business strategy is to actively manage our portfolio to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. When market conditions permit, we may also selectively develop or acquire new properties that add value and fit strategically into our portfolio, subject to certain restrictions contained in the merger agreement for the proposed matter. We may also sell existing properties and use the net proceeds to repay outstanding indebtedness or place into investments that we believe will generate higher long-term value, subject to certain restrictions contained in the merger agreement for the proposed matter.
     Proposed Merger
          On December 21, 2005, we, along with Arden Realty and the partnership merger sub entered into the merger agreement with GECC, REIT merger sub, Trizec Properties, Inc. and Trizec Holdings Operating LLC. Pursuant to the merger agreement, GECC will acquire Arden Realty and its subsidiaries through a series of transactions including the REIT merger as well as the partnership merger.
          In the REIT merger, Arden Realty will be merged with and into REIT merger sub, with REIT merger sub surviving, and shares of its common stock converted into the right to receive merger consideration of $45.25, plus an amount equal to a prorated portion of its normal $0.505 quarterly dividend. In the partnership merger, partnership merger sub will be merged with and into us, and holders of our OP units, subject to certain eligibility requirements, may elect to either participate in the redemption and exchange of OP Units for class B units of Trizec Holdings Operating LLC, plus an amount equal to a prorated portion of Arden Realty’s $0.505 quarterly distribution or have their OP units converted into the right to receive merger consideration of $45.25, plus an amount equal to a prorated portion of Arden Realty’s $0.505 quarterly distribution.
          In connection with the mergers, Arden Realty will sell to Trizec Operating Company a portfolio of certain of our properties, comprised of 13 office properties totaling 4.1 million square feet, certain undeveloped land parcels and other assets. Following the consummation of the transactions, GECC or its affiliates will own or control the entity or entities which will succeed to the ownership of the remaining properties owned by Arden Realty.
          Arden Realty’s board has unanimously approved the merger agreement and has recommended it for approval by its common stockholders. The parties expect to close the transaction in the second quarter of 2006. The closing of the merger is subject to, among other things, a number of customary conditions including the approval by the affirmative vote of two-thirds of the holders of shares of our common stock. The transaction is not subject to any financing condition.
     Critical Accounting Policies
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting estimates, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. For a summary of all our significant accounting policies see note 2 to the consolidated financial statements included elsewhere in this report. We periodically evaluate our estimates and assumptions used in the preparation of our financial statements including our reported operating results. Because over 97% of our assets as of December 31, 2005 and 2004, respectively, consists of investments in real estate and amounts due from tenants, our primary evaluations consist of recoverability of amounts invested in real estate properties and collectability of amounts due from tenants.
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
          As of December 31, 2005 and 2004 we had a total of $5.4 million and $5.7 million in our allowance for doubtful accounts and other reserves, respectively, representing approximately 11% and 10% of the total rent and deferred rent balance outstanding at each respective balance sheet date. Including security deposits and existing letters of credit, as of December 31, 2005 and 2004, we had a total of $42.9 million and $39.3 million of total lease security available, respectively. For the years ended December 31, 2005, 2004 and 2003 our bad debt expense related to losses for uncollected rents, deferred rents, tenants reimbursements and other uncollectible charges were approximately 0.7%, 0.3% and 0.6% of total gross revenue, respectively, for each of those years. Our allowances have historically proved to be adequate; however, due to the uncertainty inherent in the tenant specific evaluation process, our allowance for doubtful accounts may not prove to be sufficient in all future periods.
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
          We determine fair value of our properties using methods similar to those used by independent appraisers, including comparison of carrying costs on a per square foot basis to sales price on a per square foot basis on recently transacted properties that are similar in quality and location and also by comparing carrying costs to acquisition offers from prospective buyers. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2005 and 2004.
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
          The fair market value that we assign to acquired leases is amortized over the remaining lease terms. The tangible assets assigned to building improvements are depreciated over a much longer period of time, up to a maximum of forty seven years. Consequently, the assumptions we use in this allocation have a significant impact on the operating results that we will report in future periods. We cannot guarantee that the initial assumptions that we use to any property’s purchase price will prove to be accurate. We also would not revise these estimates in future periods if our initial amounts were proven to be inaccurate.

Qualification as a REIT
          Since our taxable year ended December 31, 1996, Arden Realty has been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Arden Realty’s qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Internal Revenue Code provisions subject to interpretation.
          If Arden Realty, our sole general partner, failed to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, Arden Realty would also be disqualified as a REIT for the four taxable years following the year during which qualification was lost. For additional information see “Risk Factors — We may suffer adverse tax consequences and be unable to attract capital if Arden Realty fails to qualify as a REIT,” and “We intend to qualify as a partnership, but we cannot guarantee that we will qualify,” elsewhere in this Form 10-K.
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
Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
(in thousands, except number of properties and percentages)

	Year Ended December 31,			Percent
	2005	2004	Change	Change
Revenue from rental operations:
Scheduled cash rents	$381,495	$338,381	$43,114	13%
Straight-line rents	2,029	1,977	52	3
Tenant reimbursements	20,353	18,926	1,427	8
Parking, net of expense	27,279	23,319	3,960	17
Other rental operations	10,747	10,398	349	3

Total revenue from rental operations	441,903	393,001	48,902	12

Property expenses:
Repairs and maintenance	51,944	42,333	9,611	23
Utilities	35,430	31,381	4,049	13
Real estate taxes	32,563	29,540	3,023	10
Insurance	7,279	7,142	137	2
Ground rent	1,199	746	453	61
Administrative	20,218	16,682	3,536	21

Total property expenses	148,633	127,824	20,809	16

Property operating results(1)	293,270	265,177	28,093	11
General and administrative	33,571	19,503	14,068	72
Interest expense	98,184	88,502	9,682	11
Depreciation and amortization	137,385	115,806	21,579	19
Interest and other loss	1,593	509	1,084	213

Income from continuing operations before impairment on	$22,537	$40,857	$(18,320)	(45)%

investment in securities and minority interest Discontinued operations	$4,826	$11,347	$(6,521)	(57)%

Number of properties:
Acquired during period	4	2
Completed and placed in service during period	—	1
Disposed of during period	(8)	(12)
Owned at end of period	116	120

Net rentable square feet:
Acquired during period	1,302	391
Completed and placed in service during period	51	283
Expansion space placed in service	—	168
Disposed of during period	(1,018)	(1,268)
Owned at end of period	18,545	18,210

Same Property Portfolio(2):
Revenue from rental operations	$390,003	$382,723	$7,280	2%
Property expenses	131,792	124,383	7,409	6

	$258,211	$258,340	$(129)	—%

Straight-line rents	$1,536	$1,841

Number of properties	109	109
Number of buildings	179	179
Average occupancy	91.3%	90.4%
Net rentable square feet	16,436	16,436

(1)	The components outlined above comprise our Property Operating Results. Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings. Property Operating Results is also employed by investors as one of the components used to estimate the value of our properties. Property Operating Results is used for the purposes noted above because it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expense as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions as well as the actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases and subsequent sales. General and administrative expenses and other owner specific costs such as impairment losses are eliminated because these costs are also in large part specific to the ownership structure and timing of purchases of the owner. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net Income	$66,826	$79,791	$65,994

Add:
General and administrative expense	33,571	19,503	15,217
Interest expense	98,184	88,502	92,736
Depreciation and amortization	137,385	115,806	106,893
Minority interest	355	186	103
Interest and other loss	1,593	509	403
Impairment on investment in securities	—	2,700	—
Loss from debt defeasance related to sale of discontinued properties	835	—	—

Less:
Gain on sale of discontinued properties	(40,653)	(30,473)	(5,937)
Discontinued operations, net of minority interest	(4,826)	(11,347)	(18,953)

Property Operating Results	$293,270	$265,177	$256,456

(2)	Consists of non-development/renovation properties classified as part of continuing and discontinued operations that were owned for the entirety of the periods presented.

VARIANCES FOR RESULTS OF OPERATIONS
          Our Property Operating Results for the year ended December 31, 2005 compared to 2004 were primarily affected by our acquisitions and development activities since January 1, 2004.
          As a result of these changes within our portfolio of properties since January 1, 2004, we do not believe the Property Operating Results presented above are comparable from period to period. Therefore, in the table above, we have also presented the Property Operating Results for our same property portfolio.
Revenue from Rental Operations
          Revenue from rental operations increased approximately $48.9 million, or 12%, for the year ended December 31, 2005 compared to 2004. This increase was primarily due to revenues from our 6100 Center Drive development property that was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October 2004 totaling approximately 391,000 square feet, two office properties acquired in San Diego County in January 2005 and March 2005, respectively, totaling approximately 778,000 square feet, one property acquired in Los Angeles County in April 2005 totaling approximately 409,000 square feet, one property acquired in Los Angeles County in August 2005 totaling 115,000 square feet and from overall occupancy gains and scheduled rent increases in our properties.
          Revenue from rental operations for the same store portfolio increased by approximately $7.3 million, or 2%, in 2005 as compared to 2004. The increase was due to an approximate $9.4 million increase in scheduled cash rents, partially offset by an approximate $1.7 decrease in straight-line rents and an approximate $0.4 million decrease in other rental operations. The increase in scheduled cash rents was primarily attributable to scheduled rent increases in existing leases and by a 0.9% increase in average occupancy for these properties. The decrease in straight-line rents was primarily attributable to the turning over of older leases within our same store portfolio. Other rental operations decreased primarily due to higher bad debt expense in 2005, partially offset by higher lease termination fees in 2005.
Property Expenses
          Property expenses increased approximately $20.8 million, or 16%, for the year ended December 31, 2005 compared to 2004. This increase was partially due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same property portfolio described below.
          Property expenses for the same store portfolio increased by approximately $7.4 million, or 6%, in 2005 as compared to 2004. This increase was due to an approximate $5.0 million increase in repairs and maintenance, an approximate $1.3 million increase in property administrative expenses and an approximate $1.0 million increase in utilities expense. The increase in repairs and maintenance expense was primarily due to higher costs for contracted services and timing of certain projects. The increase in property administrative expense was primarily due to higher employee compensation costs. The increase in utilities expense was primarily due to increased usage in 2005 compared to a mild 2004 summer and increases associated with higher average occupancy in the same store portfolio in the current year.
General and Administrative
          General and administrative expenses as a percentage of total revenues, including revenues from discontinued operations, were approximately 7.4% for the year ended December 31, 2005 compared to approximately 4.5% for the same period in 2004. The approximate $14.1 million increase in general and administrative expenses over 2004 was primarily due to $1.7 million in employee separation costs, a $6.6 million increase in personnel costs, $3.7 million in costs related to the acquisition of the company by GECC, $0.4 million in dead-deal costs for a proposed fee-development project and increases due to the timing of various other matters including investor relations, travel, annual management and board retreats, contributions, board of director fees and legal fees. Personnel costs increased due to annual merit increases, costs related to our Deferred Compensation Plan, addition of resources within our capital market and investment activities and increases in non-cash compensation totaling approximately $1.8 million. Our Deferred Compensation Plan costs increased due to an expansion in the number of participants and contributions made. Non-cash compensation costs increased primarily due to restricted stock grants made since the first quarter of 2004 and costs associated with a long-term Outperformance Compensation Plan approved by the Board of Directors in April 2005 through which certain executives can receive equity or cash awards if returns generated are in excess of specified threshold amounts.
Interest Expense
          Interest expense increased approximately $9.7 million, or 11%, for the year ended December 31, 2005 compared to the same period in 2004, primarily due to higher net borrowings during 2005 as a result of our approximate $200 million in net property acquisitions year-to-date which were partially offset by lower interest costs as a result of our refinancing activities. In March 2005, we refinanced $200 million of 8.875% unsecured notes with 10-year unsecured notes at an all-in rate of 5.5%.

Depreciation and Amortization
          Depreciation and amortization expense increased by approximately $21.6 million, or 19%, for the year ended December 31, 2005 compared to the same period in 2004, primarily due to depreciation related to a development property placed in service in the second quarter of 2004, two properties acquired in October 2004, one property acquired in January 2005, one property acquired in March 2005, one property acquired in April 2005, one property acquired in August 2005 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service subsequent to January 1, 2004.
Interest and Other Loss
          Interest and other loss decreased by approximately $1.1 million for the year ended December 31, 2005 compared to the same period in 2004, primarily due to net income recognized from a consulting and installation project completed in 2004 by Next>edge, our taxable REIT subsidiary that provides energy consulting services and from a loss recorded on the sale of a leasehold interest in June 2005, all of which were partially offset by higher interest income earned on sales proceeds associated with potential like-kind exchanges in 2005.
Discontinued Operations
          From the beginning of 2004 to December 31, 2005, we have sold a total of 20 properties. The results of operations classified as discontinued operations for these properties for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,			Percent
	2005	2004	Change	Change
Discontinued Operations:
Revenues	$10,483	$36,725	$(26,242)	(71)%
Property operating expenses	(4,128)	(13,592)	9,464	(70)
Depreciation and amortization	(1,287)	(10,776)	9,489	(88)
Interest expense	(245)	(1,013)	768	(76)
Interest and other income	3	3	—	—

Discontinued operations	$4,826	$11,347	$(6,521)	(57)%

Gain on sale of discontinued properties	$40,653	$30,473	$10,180	33%

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
(in thousands, except number of properties and percentages)

				Percent
	2004	2003	Change	Change
Revenue from rental operations:
Scheduled cash rents	$338,381	$324,214	$14,167	4%
Straight-line rents	1,977	1,093	884	81
Tenant reimbursements	18,926	21,835	(2,909)	(13)
Parking, net of expense	23,319	20,984	2,335	11
Other rental operations	10,398	8,665	1,733	20

Total revenue from rental operations	393,001	376,791	16,210	4

Property expenses:
Repairs and maintenance	42,333	38,847	3,486	9
Utilities	31,381	30,864	517	2
Real estate taxes	29,540	27,171	2,369	9
Insurance	7,142	7,526	(384)	(5)
Ground rent	746	961	(215)	(22)
Administrative	16,682	14,966	1,716	11

Total property expenses	127,824	120,335	7,489	6

Property operating results(1)	265,177	256,456	8,721	3
General and administrative	19,503	15,217	4,286	28
Interest	88,502	92,736	(4,234)	(5)
Depreciation and amortization	115,806	106,893	8,913	8
Interest and other loss	509	403	106	26

Income from continuing operations before impairment on investments in securities and minority interest	$40,857	$41,207	$(350)	(1)%

Discontinued operations	$11,347	$18,953	$(7,606)	(40)%

Number of properties:
Acquired during period	2	1
Completed and placed in service during period	1	—
Disposed of during period	(12)	(8)
Owned at end of period	120	129

Net rentable square feet:
Acquired during period	391	101
Completed and placed in service during period	283	—
Expansion space placed in service	168	—
Disposed of during period	(1,268)	(598)
Owned at end of period	18,210	18,636

Same Property Portfolio(2):
Revenue from rental operations	$397,842	$394,449	$3,393	1%
Property expenses	129,822	125,953	3,869	3

	$268,020	$268,496	$(476)	—%

Straight-line rents	$315	$592

Number of properties	116
Number of buildings	192
Average occupancy	90.0%	89.3%
Net rentable square feet	17,334

(1)	The components outlined above comprise our Property Operating Results. Property Operating Results is a non-GAAP measure of performance. Property Operating Results is used by investors and our management to evaluate and compare the performance of our office properties and to determine trends in earnings. Property Operating Results is also employed by investors as one of the components used to estimate the value of our properties. Property Operating Results is used for the purposes noted above because it is not affected by (1) the cost of funds of the property owner, (2) the impact of depreciation and amortization expense as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with Generally Accepted Accounting Principles, or GAAP or (3) general and administrative expenses and other specific costs such as permanent impairments to carrying costs. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased in value as a result of changes in overall economic conditions as well as the actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases and subsequent sales. General and administrative expenses and other owner specific costs such as impairment losses are eliminated because these costs are also in large part specific to the ownership structure and timing of purchases of the owner. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our office properties as well as trends in occupancy rates, rental rates and operating costs.
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
The following is a reconciliation of Property Operating Results to net income computed in accordance with GAAP (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net Income	$79,791	$65,994	$77,663
Add:
General and administrative expense	19,503	15,217	11,219
Interest expense	88,502	92,736	87,466
Depreciation and amortization	115,806	106,893	96,156
Interest and other loss	509	403	—
Minority interest	186	103	110
Impairment on investment in securities	2,700	—	—
Less:
Interest and other income	—	—	2,044
Discontinued operations	11,347	18,953	21,755
Gain on sale of discontinued properties
	30,473	5,937	—
Gain on sale of operating properties	—	—	1,967

Property Operating Results	$265,177	$256,456	$246,848

(2)	Consists of non-development/renovation properties classified as part of continuing and discontinued operations that were owned for the entirety of the periods presented.

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
Revenue from Rental Operations
     Revenue from rental operations increased approximately $16.2 million, or 4%, for the year ended December 31, 2004 compared to 2003. This increase was primarily due to our December 2003 acquisition of a 101,000 square foot office property in San Diego County in December of 2003, revenues from our 6100 Center Drive development property which was placed in service during the second quarter of 2004, two office properties acquired in Los Angeles County in October of 2004 totaling approximately 391,000 square feet and a 0.8% point overall occupancy gain in 2004.
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
Property Expenses
     Property expenses increased approximately $7.5 million, or 6%, for the year ended December 31, 2004 compared to 2003. This increase was partially due to our acquisition and development activities, gains in occupancy and increases in operating expenses for the same property portfolio described below.
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
Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $8.9 million, or 8%, in 2004 as compared to 2003. The increase was primarily due to depreciation related to a property acquired in December 2003, two properties acquired in October 2004, a development property place in service in the second quarter of 2004 and depreciation related to capital expenditures, tenant improvements and leasing commissions placed in service in 2003 and 2004.

Discontinued Operations
     From the beginning of 2003 to December 31, 2004, we sold a total of 20 properties. The results of operations classified as discontinued operations for these properties for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,			Percent
	2004	2003	Change	Change
Discontinued Operations:
Revenues	$36,725	$50,767	$(14,042)	(28)%
Property operating expenses	(13,592)	(17,355)	3,763	(22)
Depreciation and amortization	(10,776)	(13,431)	2,655	(20)
Interest expense	(1,013)	(1,031)	18	(2)
Interest and other income	3	3	—	—

Discontinued operations	$11,347	$18,953	$(7,606)	(40)%

Gain on sale of discontinued properties	$30,473	$5,937	$24,536	413%

Liquidity and Capital Resources
     Cash Flows
     Cash provided by operating activities decreased by approximately $17.8 million to $167.3 million in 2005 as compared to $185.1 million in 2004. This decrease was primarily due to the decrease in operating cash flows from twenty properties sold since the beginning of 2004 as part of our capital recycling program, higher general and administrative expenses and interest costs in 2005, all of which were partially offset by the increase in operating cash flows from six properties acquired since the beginning of 2004 and our 6100 Center Drive development property which was placed in service during the second quarter of 2004.
     Cash used in investing activities increased by approximately $279.4 million to $290.6 million in 2005 as compared to $11.2 million in 2004. This increase was primarily due to our increased acquisitions in 2005 and less proceeds from dispositions of properties in 2005. During 2005, we acquired four properties totaling approximately 1.3 million square feet. During 2004, we acquired two properties totaling approximately 400,000 square feet.
     Cash provided by financing activities increased by approximately $276.5 million to an inflow of $110.9 million in 2005 as compared to an outflow of $165.6 million in 2004. This increase was primarily driven by our increased acquisition activities described above.
     Cash Balances and Available Borrowings
          As of December 31, 2005, we had approximately $70.3 million in cash and cash equivalents, including $69.7 million in restricted cash.
          We have access to a total of $330 million under two unsecured lines of credit. As of December 31, 2005, $259.5 million was outstanding and $70.5 million was available under these unsecured lines of credit. The merger agreement does not limit our ability to obtain advances under the credit agreements so long as the advances are used for working capital purposes in the ordinary course of business consistent with past practice.
     Capital Recycling Program
          Under our capital recycling program, we evaluate our existing portfolio of properties and current market opportunities to determine if the sale or purchase of properties would improve the overall quality or return on invested capital of our existing portfolio. The merger agreement limits our ability to sell any assets without the written consent of GECC. Proceeds from sales of properties may be used to pay down our borrowings until we identify attractive properties to purchase, renovate or develop. During 2005, we sold eight properties totaling approximately 1.0 million square feet for approximately $148.8 million in gross sales proceeds. During 2005, we acquired four office properties consisting of approximately 1.3 million square feet for approximately $348.7 million. For additional information regarding the properties acquired and sold, see the accompanying notes to our financial statements elsewhere in this report.
     Debt Summary
          Following is a summary of scheduled principal payments for our total outstanding indebtedness as of December 31, 2005 (in thousands):

Year	Amount
2006	$34,106	[1]
2007	172,281
2008	281,506
2009	358,936	[2]
2010	149,944
2011	200,163
2012	125,393
2013	453
2014	520
Thereafter	300,519

Total	$1,623,821

(1)	Includes $25 million outstanding on our Wells Fargo bridge loan.

(2)	Includes $247 million outstanding on our Wells Fargo unsecured line of credit.

     Following is other information related to our indebtedness as of December 31, 2005 (in thousands, except percentage and interest rate data):
Unsecured and Secured Debt:

			Weighted Average	Weighted Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)
	(000’s)
Unsecured Debt	$1,204,171	74%	6.00%	7.3
Secured Debt	419,650	26	6.86	2.5

Total Debt	$1,623,821	100%	6.23%	4.8

Floating and Fixed Rate Debt:

			Weighted Average	Weighted Average
	Balance	Percent	Interest Rate (1)	Maturity (in years)
	(000’s)
Floating Rate Debt	$234,500	14%	5.12%	2.9
Fixed Debt(2)	1,389,321	86	6.30	5.1

Total Debt	$1,623,821	100%	6.23%	4.8

(1)	Includes amortization of prepaid financing costs.

(2)	Includes $175 million of floating rate debt that has been fixed through interest rate swap agreements.
Interest Incurred:

	Year Ended December 31,
	2005	2004	2003
Total interest incurred(1)	$98,989	$89,438	$95,232
Amount capitalized	(805)	(936)	(2,496)

Amount expensed(1)	$98,184	$88,502	$92,736

(1)	Excludes interest expense for loans secured by two properties sold during 2005 which are classified as part of “discontinued operations”.
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
          Arden Realty calculates Consolidated Income Available for Debt Service as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net cash provided by operating activities	$167,281	$184,907	$181,482	$199,922	$204,667
Add:
Interest expense	98,184	88,502	92,736	87,466	85,586
Interest expense from discontinued operations	245	1,013	1,031	1,050	(1,391)
Loss from debt defeasance related to sales of discontinued properties	835	—	—	—	—
Gain on repayment on mortgage note receivable	—	—	—	750	—
Less:
Amortization of loan costs and fees	(3,389)	(3,801)	(3,972)	(3,807)	(3,568)
Straight-line rent	(1,536)	(1,841)	(1,732)	(5,465)	(9,208)
Changes in operating assets and liabilities:
Rent and other receivables	1,429	2,265	771	(6,768)	(3,775)
Deferred rent	1,616	1,015	557	4,657	7,401
Prepaid financing costs, expenses and other assets	1,941	4,783	1,494	2,997	4,366
Accounts payable and accrued expenses	2,782	(3,338)	2,365	(9,729)	(4,388)
Security deposits	(948)	(3,285)	(1,676)	(962)	(213)

Consolidated Income Available for Debt Service	$268,440	$270,220	$273,056	$270,111	$279,477

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net Income	$65,499	$73,775	$58,509	$70,175	$97,759
Add:
Interest expense	98,184	88,502	92,736	87,466	85,586
Interest expense from discontinued operations	245	1,013	1,031	1,050	(1,391)
Depreciation and amortization	137,385	115,806	106,893	96,156	89,496
Minority interest	570	5,159	5,231	5,660	6,803
Minority interest from discontinued operations	1,116	1,043	643	576	762
Loss from debt defeasance related to sales of discontinued properties	835	—	—	—	—
Non-cash compensation expense	5,508	3,760	2,251	1,199	1,938
Depreciation from discontinued operations	1,287	10,776	13,431	15,261	12,323
Impairment on investment in securities	—	2,700	—	—	—
Less:
Gain on sale of discontinued properties	(40,653)	(30,473)	(5,937)	—	—
Gain on sale of operating properties	—	—	—	(1,967)	(4,591)
Straight-line rent	(1,536)	(1,841)	(1,732)	(5,465)	(9,208)

Consolidated Income Available for Debt Service	$268,440	$270,220	$273,056	$270,111	$279,477

          Consolidated Income Available for Debt Service is also presented because it is used in ratios contained in the principal financial covenants of the Indenture governing our publicly traded senior unsecured notes and our Credit Agreement with a syndicate of banks led by Wells Fargo. As of December 31, 2005, our senior unsecured notes represented approximately 49% of our total outstanding debt and amounts outstanding under our Wells Fargo unsecured line of credit represented approximately 15% of our total outstanding debt. The Consolidated Income Available for Debt Service ratios and the other ratios reported below are part of financial covenants we are required to satisfy each fiscal quarter. We believe information about these ratios is useful to (1) confirm that we are in compliance with the financial covenants of our principal loan agreements, (2) evaluate our ability to service our debt, (3) evaluate our ability to fund future capital expenditures, and (4) compare our ratios to other real estate companies, including other REITs, that present the same ratios.
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
          The following table summarizes the principal ratios contained in the financial covenants of our senior unsecured notes and Wells Fargo unsecured line of credit as of December 31, 2005 (in thousands, except percentage and covenant ratio data):

Net investment in real estate	$2,768,911
Cash and cash equivalents	639
Restricted cash	69,703
Accumulated depreciation and amortization	555,191

Total Gross Assets	$3,394,444

Gross Value of Unencumbered Assets	$2,289,860

Mortgage loans payable(1)	$419,650
Unsecured lines of credit	259,500
Unsecured loans	150,000
Unsecured senior notes, net of discount	794,671

Total Outstanding Debt	$1,623,821

Consolidated Income Available for Debt Service(2)	$268,440

Interest incurred(2)	$99,234
Loan fee amortization(2)	(2,586)

Debt Service(2)	$96,648

Senior Unsecured Notes Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Servce to Debt Service	Greater than 1.5	2.8
Total Outstanding Debt/Total Gross Assets	Less than 60%	48%
Secured Debt/Total Gross Assets	Less than 40%	12%
Gross Value of Unencumbered Assets/Unsecured Debt	Greater than 150%	190%

Wells Fargo Unsecured Line of Credit Covenant Ratios	Test	Actual
Ratio of Consolidated Income Available for Debt Servce to fixed charges(3)	Greater than 1.50	2.0

(1)	Represents eight secured loans that are secured by 47 properties in our portfolio.

(2)	Represents amounts for the most recent four consecutive quarters. Loan fee amortization excludes discount amortization on senior unsecured notes.

(3)	Fixed charges consist of interest costs, whether expensed or capitalized, principal payments on all debt, an amount equal to $0.3125 per quarter multiplied by the weighted average gross leaseable square feet of the portfolio at the end of the period and preferred unit distributions.
     Future Capital Resources
          Depending on market conditions, we may sell assets over the next twelve to twenty-four months, subject to certain restrictions contained in the merger agreement and it is difficult to predict the actual period and amount of these potential asset sales. At the time of any such sales, depending on market conditions, sales proceeds may be placed into investments that we believe will generate higher long-term value, which may include development or redevelopment of office buildings, acquisitions of existing buildings or repurchases of Arden Realty’s common stock. In addition, we expect to use a portion of any proceeds to pay down portions of our debt in order to maintain our conservative leverage and coverage ratios.
          We expect to continue meeting our short-term liquidity and capital requirements generally through net cash provided by operating activities, proceeds from our lines of credit or from asset sales, subject to certain restrictions contained in the merger agreement. We believe that the net cash provided by operating activities, sales proceeds and short-term borrowings, if necessary, will continue to be sufficient to pay any distributions necessary to enable Arden Realty to continue qualifying as a REIT. We also believe the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs over the next twelve months, including recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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
     Contractual Obligations
          As of December 31, 2005, we were subject to significant contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt:
Mortgage debt	$419,650	$9,839	$11,043	$282,176	$112,606	$570	$3,416
Unsecured senior notes(1)	800,000	—	150,000	—	—	150,000	500,000
Unsecured loans	150,000	25,000	—	—	—	—	125,000
Unsecured line of credit	259,500	—	12,500	—	247,000	—	—
Ground leases	142,534	2,187	2,212	2,212	2,212	2,212	131,499
Operating leases	14,880	1,240	1,240	1,240	1,240	1,240	8,680
Capital commitments	28,306	28,306	—	—	—	—	—
Termination fee(2)	100,000	100,000	—	—	—	—	100,000

Total Contractual Obligations	$1,914,870	$166,572	$176,995	$285,628	$363,058	$154,022	$868,595

(1)	Excludes discount on unsecured senior notes.

(2)	Represents fee which will be paid to GECC under certain limited circumstances described in the merger agreement.

Funds From Operations
          The following table reflects the calculation of our funds from operations for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 (in thousands, except percentages):

	Year Ended December 31,
	2005	2004		2003	2002	2001
	(in thousands, except ratio and per share amounts)
Funds from Operations(1)
Net income	$66,826	$79,791		$65,994	$77,663	$106,257
Depreciation from discontinued operations	1,287	10,776		13,431	15,261	12,323
Gain on sale of discontinued properties	(40,653)	(30,473)		(5,937)	—	—
Depreciation and amortization	137,385	115,806		106,893	96,156	89,496
Gain on sale of operating properties	—	—		—	(1,967)	(4,591)
Income allocated to Preferred Operating Partnership Units	—	(4,309	)-2	(4,312)	(4,312)	(4,312)

Funds from Operations (3)	164,845	171,591		176,069	182,801	199,173
Arden Realty’s percentage share (4)	975%	975%		974%	973%	968%

Arden Realty’s share of Funds from Operations	$160,724	$167,301		$171,491	$177,865	$192,799

Weighted average common shares and operating partnership units outstanding — Diluted	68,786	67,415		65,513	66,098	66,132

(1)	We believe that funds from operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

(2)	Includes approximately $1.1 million of original issuance costs expensed in conjunction with the redemption of our Preferred operating partnership units on September 28, 2004.

(3)	Includes approximately $5.5 million, $3.8 million, $2.2 million, $1.2 million and $1.9 million in non-cash compensation expense for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(4)	Represents Arden Realty’s weighted average ownership percentage during the respective 12-month period.
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
          In May and June 2005, we entered into a series of forward-starting swaps totaling $143 million that effectively fixed the ten-year Treasury rate at an average rate of approximately 4.32% for borrowings that are expected to occur in November 2007 to refinance $150 million of 7.00% unsecured senior notes.
          In June 2005, we settled $100 million of fair value swaps we entered into in 2003 to float $100 million of the fixed interest rate associated with the 7.00% senior unsecured notes due in November of 2007.
          Some of our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2005, a 1% increase in interest rates on our $234.5 million of floating rate debt would decrease annual future earnings and cash flows by approximately $2.3 million and would not have an impact on the fair value of the floating rate debt. A 1% decrease in interest rates on our $234.5 million of floating rate debt would increase annual future earnings and cash flows by approximately $2.3 million and would not have an impact on the fair value of the floating rate debt. The weighted average interest rate on our floating debt as of December 31, 2005 was 5.12%.
          Our fixed rate debt, including $175.0 million in floating rate debt swapped to fixed through interest rate hedges, totaled $1,389.3 million as of December 31, 2005 with a weighted average interest rate of 6.30% and a total fair value of approximately $1,405.6 million. A 1% decrease in interest rates on our $1,389.3 million of fixed rate debt would increase its fair value by approximately $57.0 million and would not have an impact on annual future earnings and cash flows. A 1% increase in interest rates on our $1,389.3 million of fixed rate debt would decrease its fair value by approximately $53.7 million and would not have an impact of annual future earnings and cash flows.
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
Report of Independent Registered Public Accounting Firm
The Partners of Arden Realty Limited Partnership
          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arden Realty Limited Partnership maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arden Realty Limited Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that Arden Realty Limited Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arden Realty Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2005 of Arden Realty Limited Partnership and our report dated March 9, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Los Angeles, California
March 9, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by our company, including our consolidated entities, in our reports under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including Arden Realty’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of and for the year ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including Arden Realty’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, Arden Realty’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, Arden Realty’s Chief Executive Officer and Chief Financial Officer and effected by its board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess its internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting is operating effectively as of December 31, 2005. Ernst & Young LLP has audited our financial statements and has issued an attestation report on management’s assessment of internal control over financial reporting.
Submitted on March 9, 2006
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS
     The following is a biographical summary of the experience of Arden Realty’s current executive and senior officers.
     Richard S. Ziman. Mr. Ziman, 63, is one of our founders and has served as our Chairman of the Board and Chief Executive Officer since our formation in October 1996. Mr. Ziman has been involved in the real estate industry for over 30 years. In 1990, Mr. Ziman formed Arden Realty Group, Inc. and served as its Chairman of the Board and Chief Executive Officer from its inception until our formation. In 1979, he co-founded Pacific Financial Group, a diversified real estate investment and development firm headquartered in Beverly Hills, of which he was the Managing General Partner. Mr. Ziman is a member of the Board of Governors of the National Association of Real Estate Investment Trusts and a member of the Board of Directors of the Real Estate Round Table. Mr. Ziman received his Bachelor’s Degree and his Juris Doctor Degree from the University of Southern California and from 1971 to 1980 practiced law as a partner at the law firm of Loeb & Loeb, specializing in transactional and financing aspects of real estate. Mr. Ziman’s term as director will expire at the 2008 annual meeting of stockholders.
     Victor J. Coleman. Mr. Coleman, 44, is one of our founders and has served as our President and Chief Operating Officer and as a director since our formation in October 1996. Mr. Coleman was a co-founder of Arden Realty Group, Inc. and was its President and Chief Operating Officer from 1990 to 1996. From 1987 to 1989, Mr. Coleman was Vice President of Los Angeles Realty Services, Inc. and earlier in his career, from 1985 to 1987, was Director of Marketing and Investment Advisor for Development Systems International and an associate at Drexel Burnham Lambert specializing in private placements with institutional and individual investors. Mr. Coleman received his Bachelor’s Degree from the University of California at Berkeley and received his Master of Business Administration Degree from Golden Gate University. Mr. Coleman’s term as director will expire at the 2008 annual meeting of stockholders.
     Richard S. Davis. Mr. Davis, 47, has served as our Executive Vice President, Chief Financial Officer since January 2005. From July 2000 to December 2004, Mr. Davis served as our Senior Vice President, Chief Financial Officer. From December 1997 to July 2000, Mr. Davis served as our Senior Vice President and Chief Accounting Officer. From 1996 to 1997, Mr. Davis was with Catellus Development Corporation where he was responsible for accounting and finance for the asset management and development divisions. From 1985 to 1996, Mr. Davis served as a member of the audit staff of both KPMG LLP and Price Waterhouse LLP, specializing in real estate. Mr. Davis is a Certified Public Accountant in the states of California and Missouri and a member of the American Institute of CPAs. Mr. Davis received his Bachelor of Science Degree in Accounting from the University of Missouri at Kansas City.
     Robert C. Peddicord. Mr. Peddicord, 44, has served as our Executive Vice President – Leasing and Property Operations since January 2005. From January 2001 to December 2004, Mr. Peddicord served as our Senior Vice President – Leasing and Property Operations. From October 1997 to December 2000, Mr. Peddicord served as our Senior Vice President – Leasing. From 1987 to 1996, Mr. Peddicord was a Managing Director in the West Los Angeles office of Julien J. Studley, representing landlords and tenants in the leasing of office space. From 1984 to 1986, Mr. Peddicord served as a branch Vice President for Great Western Financial Corporation. Mr. Peddicord received his Bachelor’s Degree in Economics from the University of California at Los Angeles.
     David A. Swartz. Mr. Swartz, 39, has served as our Senior Vice President, General Counsel and Secretary since June 2005. From August 1999 to May 2005, Mr. Swartz served as our General Counsel and Secretary. From May 1998 to August 1999, Mr. Swartz served as our Associate General Counsel. From September 1991, until his employment with us, Mr. Swartz was a real estate attorney with the law firm of Allen, Matkins, Leck, Gamble & Mallory, LLP, where he managed and negotiated commercial real estate transactions, handled litigation for major institutional clients and served as legal advisor to property owners, building and asset managers, real estate brokers and tenants. A graduate of The Wharton School of the University of Pennsylvania with a Bachelor of Science in Economics, Mr. Swartz received his Juris Doctor degree from the UCLA School of Law in 1991.
     Howard S. Stern. Mr. Stern, 44, has served as our Senior Vice President and Chief Investment Officer with oversight over our acquisition, disposition, development and new investment activities since June 2003. From August 2001 to June 2003, Mr. Stern served in various roles for us such as First Vice President of Operations and Leasing and Vice President of Strategic Planning. From 1995 to 2000, Mr. Stern served as Vice President of the Archon Group, a subsidiary of Goldman, Sachs & Co., where he was responsible for overseeing all Western Region mezzanine financing and real estate management activities. From 1990 to 1991, Mr. Stern served as Managing Director for Granite Partners, a New York – based real estate investment bank where he was responsible for overseeing all West Coast business activities. Mr. Stern received his Bachelor of Arts degree in Political Science and Economics from the University of California at Berkeley and his Masters Degree in Business Administration from the University of Southern California.

DIRECTORS
     The following is a biographical summary of the experience of Arden Realty’s current board of directors.
     Leslie E. Bider. Mr. Bider, 55, has served as a member of our Board of Directors since May 2004. Mr. Bider is the former Chairman and Chief Executive Officer of Warner/Chappell Music, Inc., a world-renowned music publishing company. Before joining Warner/Chappell Music, Inc., Mr. Bider started his own public accounting firm with an extensive clientele in the entertainment business. Mr. Bider serves on the Board of Overseers of Hebrew Union College, is a director of the Jewish Federation of Greater Los Angeles, the Wallis Anenberg Cultural Center of Beverly Hills and the T.J. Martell Foundation, and is Chairman of the Bogart Pediatric Cancer Research Programs and the Musicares Foundation. Mr. Bider received his Bachelor’s Degree from the University of Southern California and his Masters degree from University of Pennsylvania’s Wharton School of Business. Mr. Bider’s term as director will expire at the 2007 annual meeting of stockholders.
     Carl D. Covitz. Mr. Covitz, 66, has served as a member of our Board of Directors since our formation as a public company in October 1996. For the past 20 years, Mr. Covitz has served as the owner and President of Landmark Capital, Inc., a national real estate development and investment company involved in the construction, financing, ownership and management of commercial, residential and warehouse properties. Mr. Covitz has also previously served, from 1990 to 1993, as Secretary of the Business, Transportation & Housing Agency of the State of California as well as Under Secretary and Chief Operating Officer of the U.S. Department of Housing and Urban Development from 1987 to 1989. Mr. Covitz is on the Board of Trustees of the SunAmerica Annuity Funds. Mr. Covitz was the founding Chairman of the Board of Directors of Century Housing Corporation and is the past Chairman of the Board of several organizations including the Federal Home Loan Bank of San Francisco and the Los Angeles City Housing Authority. Mr. Covitz received his Bachelor’s Degree from the Wharton School at the University of Pennsylvania and his Master of Business Administration from the Columbia University Graduate School of Business. Mr. Covitz’s term as director will expire at the 2006 annual meeting of stockholders.
     Larry S. Flax. Mr. Flax, 63, has served as a member of our Board of Directors since December 1996. Mr. Flax is Co-Founder, Co-Chairman and Co-CEO of the Board of California Pizza Kitchen. Prior to becoming a restauranteur in 1985, Mr. Flax served in Los Angeles as Assistant U.S. Attorney from 1968 to 1972, Chief of Civil Rights from 1970 to 1971 and Assistant Chief of the Criminal Division for the United States Department of Justice from 1971 to 1972. Mr. Flax attended the University of Washington as an undergraduate and received his Juris Doctor Degree from the University of Southern California Law School in 1967. Mr. Flax received his LLM in 1969 from the University of Southern California. Mr. Flax’s term as director will expire at the 2006 annual meeting of stockholders.
     Steven C. Good. Mr. Good, 63, has served as a member of our Board of Directors since our formation as a public company in October 1996. Mr. Good is the senior partner in the firm of Good Swartz Brown & Berns LLP, an accounting firm formed in 2001 from the merger of Good Swartz & Berns and another accounting firm. Mr. Good was the senior partner in the firm of Good Swartz & Berns, an accountancy corporation reorganized in 1993, which evolved from the firm of Block, Good and Gagerman, which he founded in 1976. Prior to 1976, Mr. Good reached the level of partner at Laventhol & Horwath, a national accounting firm, and later at Freedman Morse Horowitz & Good. Mr. Good is a founder and past Chairman of CU Bancorp, where he was chairman of the bank’s operations from 1982 through 1992. Mr. Good also serves on the Board of Directors of Opto Sensors Inc.; Big Dog Holdings, Inc.; California Pizza Kitchen, Inc.; Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. Mr. Good received his Bachelor of Science in Business Administration from the University of California at Los Angeles and attended UCLA’s Graduate School of Business. Mr. Good’s term as director will expire at the 2007 annual meeting of stockholders.
     Alan I. Rothenberg. Mr. Rothenberg, 66, has served as a member of our Board of Directors since May 2004. From 1990 until his retirement in 2000, Mr. Rothenberg was a Partner at Latham & Watkins, LLP, one of the world’s largest law firms. From 1968 to 1990, Mr. Rothenberg was a founder and Managing Partner of Manatt, Phelps, Rothenberg and Phillips, a Los Angeles law firm specializing in business and commercial litigation including practices in the sports, entertainment and financial fields. Since 2002, he has served as Chairman of the Board of Directors of 1st Century Bank, a National Banking Association, headquartered in Century City, Los Angeles. From 1990 through 1998, he served as President of the United States Soccer Federation. From 1990 through 1999, Mr. Rothenberg served as Chairman and CEO of the 1994 World Cup and the 1999 FIFA Women’s World Cup. Mr. Rothenberg serves on the boards of directors of Major League Soccer, United States Soccer Foundation, Los Angeles County Bar Association Dispute Resolution Services, Constitutional Rights Foundation, Los Angeles Convention and Visitors Bureau, LA Sports Council, Zenith National Insurance, which provides workers’ compensation insurance and participates in the worldwide reinsurance business. Mr. Rothenberg is Chairman of Premier Partnerships, a sports and entertainment marketing and consulting firm and is partner in SR Productions, the producer of the Music Center Speakers Series. Mr. Rothenberg received his Bachelor’s Degree from the University of Michigan and his Juris Doctor degree, with distinction, from the University of Michigan Law School. Mr. Rothenberg’s term as director will expire at the 2007 annual meeting of stockholders.

AUDIT COMMITTEE
     The audit committee consists of Mr. Good, its Chairman, and Messrs. Bider and Covitz. All members of the audit committee are “independent” of our management as required by the NYSE listing standards, including with respect to the enhanced independence standards applicable to audit committees pursuant to Rule 10A-3(b)(i) under the Exchange Act, and are financially literate. As a senior partner in an accountancy corporation, Mr. Good also has significant accounting and related financial management expertise, and Arden Realty’s Board of Directors has determined that he is an “audit committee financial expert” as defined by the SEC. The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of, and report the results of its activities to, Arden Realty’s Board of Directors. Our management is responsible for preparing our financial statements, and our independent auditors are responsible for auditing those financial statements.
     The audit committee provides assistance to Arden Realty’s Board of Directors in fulfilling its oversight responsibility to the stockholders, potential stockholders, the investment community, and others relating to our financial statements and the financial reporting process, the systems of internal accounting and financial controls, the annual independent audit of our financial statements, and the legal compliance and ethics programs as established by management and Arden Realty’s Board of Directors. In so doing, it is the responsibility of our audit committee to maintain free and open communication between the audit committee, our independent auditors, and our management. In discharging its oversight role, the audit committee is empowered to investigate any matter brought to its attention with full access to all of our books, records, facilities, and personnel and the authority to retain outside counsel, or other experts for this purpose. Arden Realty’s Board of Directors has adopted an audit committee charter, a copy of which is available on our website at www.ardenrealty.com under Investor Relations—Corporate Governance. The audit committee met six times during 2005.
CODE OF ETHICS
     We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers (including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions), employees, agents and consultants. This Code satisfies the requirements of a “code of business conduct and ethics” under the New York Stock Exchange listing standards and a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. This Code of Business Conduct and Ethics has been posted to our website at www.ardenrealty.com, under Investor Relations—Corporate Governance and a copy will be provided to any person without charge, upon request sent to Arden Realty, Inc. 11601 Wilshire Boulevard, Fourth Floor, Los Angeles, CA 90025, Attention: Secretary. Amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics that apply to our directors or executive officers, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions, may be made only by the Board or a Board Committee and will be promptly posted on our website.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us with respect to fiscal 2005, and written representations from certain reporting persons, we believe that during fiscal 2005 all of our directors and executive officers and persons who own more than 10% of our common stock complied with the reporting requirements of Section 16(a), except for a late filing of one report concerning the forfeiture of stock in August 2005 for Mr. Coleman and a late filing of two reports concerning the forfeiture of stock in July 2005 and August 2005 for Mr. Peddicord.

ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth information with respect to the compensation we paid for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003 to our “named executive officers.” Our named executive officers consist of (a) our Chief Executive Officer and (b) our four most highly compensated executive officers other than our Chief Executive Officer.
Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation Awards
				Other Annual	Options	Restricted		All Other
Name and Title	Year	Salary($)	Bonus($)	Compensation($) (1)	Granted (#)	Stock($)(2)		Compensation($) (3)
Richard S. Ziman	2005	770,000	968,700	35,600	—	5,801,900	(4)	320,500
Chairman of the Board and	2004	736,000	896,700	45,500	—	1,162,700	(5)	303,700
Chief Executive Officer	2003	670,000	735,000	22,000	101,600	2,163,200	(6)	252,600

Victor J. Coleman	2005	613,000	781,200	34,800	—	2,752,700	(4)	73,000
President, Chief Operating	2004	526,000	640,500	47,600	—	702,200	(5)	62,200
Officer and Director	2003	497,000	525,000	54,400	55,300	1,307,000	(6)	56,300

Richard S. Davis	2005	431,000	517,500	7,200	—	1,399,700	(4)	46,500
Executive Vice President –	2004	342,000	418,700	7,200	—	336,400	(5)	44,100
Chief Financial Officer	2003	299,000	330,000	7,200	35,600	682,500	(6)	36,000

Robert C. Peddicord	2005	358,000	414,000	7,200	—	1,399,700	(4)	46,500
Executive Vice President –	2004	342,000	418,700	7,200	—	336,400	(5)	44,100
Leasing and Property Operations	2003	299,000	330,000	7,200	35,600	682,500	(6)	36,000

Howard Stern	2005	299,000	345,000	9,600	—	1,049,700	(4)	40,500
Senior Vice President and	2004	248,000	250,000	8,500	—	79,000	(5)	34,700
Chief Investment Officer	2003	217,000	100,000	6,000	—	75,000	(6)	22,100

(1)	The amounts in this column include perquisites and other personal benefits. The perquisites and other personal benefits are valued on the basis of the aggregate incremental costs to Arden. The total represents amounts for annual auto allowances and the personal use of aircraft hours. The amounts for personal use of aircraft hours reflect the incremental cost after the amounts reimbursed to Arden using the Standard Industrial Fare Level formula established by the Internal Revenue Service.

		Auto	Personal Use
	Year	Allowances ($)	of Aircraft ($)
Richard S. Ziman	2005	14,400	21,200
	2004	14,400	31,100
	2003	14,400	7,600

Victor J. Coleman	2005	14,400	20,400
	2004	14,400	33,200
	2003	14,400	40,000

Richard S. Davis	2005	7,200	—
	2004	7,200	—
	2003	7,200	—

Robert C. Peddicord	2005	7,200	—
	2004	7,200	—
	2003	7,200	—

Howard S. Stern	2005	9,600	—
	2004	8,550	—
	2003	6,000	—

(2)	Restricted stock is awarded pursuant to our Long-Term Incentive Program. All restricted stock awards granted under our Long-Term Incentive Program are made in accordance with the provisions of the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership. The amounts shown reflect the market value of the restricted stock awards on the date of grant. The restriction on these awards prohibits the sale or transfer of such shares until vested. The named executive officers are entitled to receive dividends in respect of such restricted stock, whether vested or unvested.

As of December 31, 2005, Messrs. Ziman, Coleman, Davis, Peddicord and Stern held a total of 304,307, 178,882, 80,187, 80,187 and 27,455 shares of unvested restricted stock awards, respectively. Based on the December 30, 2005 closing price of $44.83 per share of Arden Realty’s common stock, as reported by the New York Stock Exchange, the total value of these awards was $13,642,100, $8,019,300, $3,594,800, $3,594,800 and $1,230,800, respectively.

(3)	Represents amounts we contributed pursuant to our deferred compensation and 401(k) plans.

		Deferred
	Year	Compensation ($)	401(k) ($)
Richard S. Ziman	2005	310,000	10,500
	2004	294,000	9,700
	2003	243,600	9,000

Victor J. Coleman	2005	62,500	10,500
	2004	52,500	9,700
	2003	47,300	9,000

Richard S. Davis	2005	36,000	10,500
	2004	34,300	9,700
	2003	27,000	9,000

Robert C. Peddicord	2005	36,000	10,500
	2004	34,300	9,700
	2003	27,000	9,000

Howard S. Stern	2005	30,000	10,500
	2004	25,000	9,700
	2003	13,100	9,000

(4)	Of these restricted stock awards, 69,498, 33,517, 16,637, 16,637 and 12,477 of the restricted stock awards granted in 2005 to Messrs. Ziman, Coleman, Davis, Peddicord and Stern, respectively, are performance benchmark restricted stock awards. The common stock associated with these grants will be issued if Arden’s total return to shareholders exceeds certain performance measurements. The remainder of the restricted stock awards granted in 2005 vest equally on the anniversary date of the awards over five years.

(5)	These restricted stock awards vest equally on the anniversary date of the awards over three years.

(6)	Of these restricted stock awards, 12,500, 7,000, 4,500 and 4,500 of the restricted stock awards granted in 2003 to Messrs. Ziman, Coleman, Davis and Peddicord, respectively, cliff vest on the third anniversary date of the award. The remainder of the restricted stock awards granted in 2003 vest equally on the anniversary date of the award over a period ranging from three-to-five years.
Compensation of Directors
     Each non-employee director receives an annual retainer of $35,000 for his services. Each non-employee director also receives $2,000 for each Board Meeting attended, $2,500 for each audit committee meeting attended, and $2,000 for each other committee meeting attended.
     The audit committee chairman receives an additional annual retainer of $10,000 and the committee chairman of each other committee receives an additional annual retainer of $7,500.
     Each director who is not an employee is also reimbursed for reasonable expenses incurred to attend director and committee meetings. Directors who are also our officers are not paid any directors’ fees.
     Arden Realty’s 1996 Stock Option and Incentive Plan previously provided that each non-employee director is automatically granted options to purchase 10,000 shares of our common stock at the then current market price upon initial appointment to the Board of Directors. These initial options vest during the directors’ continued service over a four-year period at a rate of 2,500 shares of common stock per year on the anniversary date of such grant. However, our two new non-employee directors elected to the Board in 2004 waived their rights to their automatic option grants under our 1996 Stock Option and Incentive Plan and in lieu of such option grants were granted 3,000 restricted shares of Arden Realty’s common stock. These restricted stock awards vest equally on the anniversary date of the awards over three years during the directors’ continued service. On March 22, 2005 the Board of Directors amended and restated the 1996 Stock Option and Incentive Plan, subject to stockholder approval, to, among other changes, eliminate future automatic option grants to non-employee directors so that the 1996 Stock Option and Incentive Plan more clearly reflects our compensation of our most recently elected non-employee directors, while preserving our flexibility to compensate newly elected non-employee directors in a consistent manner.
     In addition, each non-employee director has been granted options to purchase additional shares of our common stock and/or restricted stock awards for each year of service. The following table sets forth certain information concerning exercisable and unexercisable stock options received by each non-employee director as well as restricted shares of stock that have been awarded to each non-employee director at December 31, 2005.

		Number of
		Shares
		Underlying	Exercise		Number of Securities
		Options	Price per	Expiration	Underlying Unexercised Options		Restricted
Name	Year	Granted (#)	Share	Date	Exercisable	Unexercisable	Stock ($)(1)
Leslie E. Bider	2005	—	—	—	—	—	$86,100
	2004	—	—	—	—	—	$139,200

Carl D. Covitz	2005	—	—	—	—	—	$86,100
	2004	—	—	—	—	—	$47,500
	2003	—	—	—	—	—	$40,000
	2002	—	—	—	—	—	$25,100
	2001	—	—	—	—	—	$40,200
	2000	50,000	$25.50	7/27/10	—	—	—
	1999	10,000	$19.25	11/30/09	—	—	—
	1998	40,000	$22.50	12/15/08	—	—	—
	1997	10,000	$32.25	10/15/07	10,000	—	—
	1996	10,000	$20.00	10/4/06	—	—	—

Larry S. Flax	2005	—	—	—	—	—	$86,100
	2004	—	—	—	—	—	$47,500
	2003	—	—	—	—	—	$40,000
	2002	—	—	—	—	—	$25,100
	2001	—	—	—	—	—	$40,200
	2000	50,000	$25.50	7/27/10	—	—	—
	1999	10,000	$19.25	11/30/09	10,000	—	—
	1998	40,000	$22.50	12/15/08	—	—	—
	1997	10,000	$32.25	10/15/07	10,000	—	—
	1997	10,000	$27.00	2/13/07	10,000	—	—

Steven C. Good	2005	—	—	—	—	—	$86,100
	2004	—	—	—	—	—	$47,500
	2003	—	—	—	—	—	$40,000
	2002	—	—	—	—	—	$25,100
	2001	—	—	—	—	—	$40,200
	2000	50,000	$25.50	7/27/10	—	—	—
	1999	10,000	$19.25	11/30/09	—	—	—
	1998	40,000	$22.50	12/15/08	—	—	—
	1997	10,000	$32.25	10/15/07	—	—	—
	1996	10,000	$20.00	10/4/06	—	—	—

Alan I. Rothenberg	2005	—	—	—	—	—	$86,100
	2004	—	—	—	—	—	$139,200
Employment Agreements
     We have entered into employment agreements with Messrs. Ziman, Coleman, Davis, Peddicord and Stern. The employment agreements of Messrs. Ziman and Coleman originally expired in July 2004, the employment agreements for Messrs. Davis and Peddicord originally expired in December 2000 and the employment agreement for Mr. Stern originally expired in December 2005. However, these employment agreements all are subject to automatic one-year extensions following the expiration of those terms and provide for base compensation and bonus to be determined by the compensation committee of our Board of Directors.
     The annual compensation and bonuses paid to these executives for 2005 are presented in the Summary Compensation table above.
     The employment agreements of Messrs. Ziman, Coleman, Davis, Peddicord and Stern entitle the executives to participate in our 1996 Stock Option and Incentive Plan. Each executive has been allocated the number of stock options and restricted stock awards presented in the tables above. Each executive will also receive certain other insurance and pension benefits.
     In the event of a termination of any of these executives by us without “cause,” a termination by the executive for “good reason,” or a termination by the executive within a specified period following a “change in control,” as those terms are defined in their respective employment agreements, the terminated executive will be entitled to (1) payment of base compensation through the date of termination of employment and for Messrs. Ziman and Coleman, payment of a prorated bonus through the date of termination, (2) a single severance payment and (3) continued receipt of certain health benefits or reimbursements of COBRA premiums for a specified period of time following the date of termination. The bonus payments for Messrs. Ziman and Coleman are equal to the amount of the respective executive’s most recent annual bonus prorated on an annual basis to the date of termination of employment. The single severance payments for Messrs. Ziman and Coleman are equal to the sum of four times the respective executive’s highest annual base compensation for the preceding 48 months and four times the highest annual bonus received in the preceding 48-month period. The single severance payment for Messrs. Davis and Peddicord is equal to the sum of three times their average annual base compensation for the preceding 24-month period and an amount equal to three times the respective executive’s highest annual bonus received in the preceding 24-month period. The single severance payment for Mr. Stern is equal to the sum of 2.99 times his average annual base compensation for the preceding 24-month period and an amount equal to 2.99 times his highest annual bonus received in the preceding 24-month period. Messrs. Ziman and Coleman will continue to receive health benefits for four years commencing on the date of termination and Messrs. Davis, Peddicord and Stern will receive reimbursement of COBRA premiums for up to 18 months commencing on the date of termination. In the event of a termination without cause, in addition to payment of the single severance payment for Messrs. Ziman, Coleman, Davis, Peddicord and Stern, any unvested stock options and restricted stock awards will become fully vested as of the date of termination. In addition, if any of Messrs. Ziman’s, Coleman’s, Davis’s, Peddicord’s or Stern’s severance payments or benefits are deemed to be parachute payments under the Internal Revenue Code, we have agreed to make additional payments to the executive to compensate him for the additional tax obligations.
Option Grants in Last Fiscal Year
     No options were granted to our named executives in 2005.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table sets forth certain information concerning exercised and unexercised options held by the named executive officers at December 31, 2005.

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options at
	Acquired on	Value	At December 31, 2005		December 31, 2005 (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard S. Ziman	200,000	$1,990,000	607,140	60,960	$11,607,000	$1,464,000
Victor J. Coleman	313,500	$2,967,000	97,120	33,180	$1,884,000	$797,000
Richard S. Davis	24,240	$307,000	—	21,360	$—	$513,000
Robert C. Peddicord	17,120	$197,000	—	21,360	$—	$513,000
Howard S. Stern	—	—	—	—	$—	$—

(1)	Based on the December 30, 2005 closing price of $44.83 per share of Arden Realty’s common stock, as reported by the New York Stock Exchange.
Deferred Compensation Plan
     On June 1, 2002, the Board of Directors adopted a Deferred Compensation Plan. This plan provides certain key employees, selected by the compensation committee, with supplemental deferred benefits in the form of retirement payments. The compensation committee has selected ten of our current key employees to participate in the Deferred Compensation Plan, including all five of our named executive officers presented in the Summary Compensation table above.
     During 2005, we made contributions in the amount of 40% of the annual salary for Mr. Ziman and 10% of the annual salary for each of our other named executive officers. The contributions made by us on behalf of the Deferred Compensation Plan participants vest 100% to the benefit of the Deferred Compensation Plan participants after seven years of service to Arden Realty. In addition, the contributions will vest automatically in the event of a “change in control” as defined in the Deferred Compensation Plan or death of the participant while he or she is actively employed by us. The participants can begin drawing the amounts credited in their accounts 30 days after reaching 65 years of age in the form of annual installments or in a single lump sum.
     A life insurance policy has been purchased on the life of each Deferred Compensation Plan participant naming us as sole beneficiary to provide reimbursement to us for all or a portion of the contributions made under the Deferred Compensation Plan including the cost of the use of our money.

Compensation Committee Interlocks and Insider Participation.
     There are no compensation committee interlocks and none of our current or former employees participates on the compensation committee.
     Compensation Committee.
     The compensation committee consists of Mr. Covitz, its Chairman, and Messrs. Bider and Flax, each of whom is independent in accordance with the listing standards of the NYSE. The primary functions of the compensation committee are to:
•	establish, review, modify, and adopt compensation plans and arrangements for our employees and consultants; and

•	review, determine and establish the compensation including salaries, bonuses, stock option grants and restricted stock awards for our officers.
     The Board has adopted a compensation committee charter, a copy of which is available on our website at www.ardenrealty.com under Investor Relations—Corporate Governance.
     The compensation committee met nine times during 2005.

ITEM 12. SECURITY AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 with respect to shares of Arden Realty’s common stock that may be issued under our existing equity compensation plans (in thousands, except per share amounts):

			Number of shares of common
	Number of shares of common	Weighted-average exercise	stock remaining available for
	stock to be issued upon	price of outstanding	future issuance under equity
	exercise of outstanding	options, warrants and	compensation plans (excluding
Plan Category	options, warrants and rights	rights	shares reflected in column (a)) (1)
	(a)	(b)	(c)
Equity Compensation plans approved by shareholders	900	$24.96	2,341
Equity Compensation plans not approved by shareholders	30 (2)	27.92	—

Total	930	$25.05	2,341

(1)	Includes shares available for issuance under restricted stock grants.

(2)	On October 15, 1997, 10,000 options with an exercise price of $32.25, on December 15, 1998, 40,000 options with an exercise price of $22.50, and on November 30, 1999, 10,000 options with an exercise price of $19.25 were granted to each of our non-employee directors: Carl D. Covitz, Larry S. Flax and Steven C. Good. All of these options were granted with an exercise price equal to fair market value on the date of grant, vest during the non-employee directors’ continued service with Arden Realty over a three-year period, with one third of the options vesting on each anniversary of the grant date and expire ten years from the anniversary of the grant date, subject to earlier termination upon the happening of certain events. From these grants, Mr. Good exercised 40,000 options during 2003. Mr. Covitz, Mr. Flax and Mr. Good exercised 50,000, 40,000 and 20,000 options, respectively, during 2004.

     The following table sets forth certain information regarding the beneficial ownership of shares of Arden Realty’s common stock (and shares of Arden Realty’s common stock for which OP units are exchangeable) as of February 28, 2006 for (1) each person known by us to be the beneficial owner of five percent or more of our outstanding shares of common stock, (2) each director (3) our chief executive officer and each of our four most highly compensated executive officers (4) all executive officers and directors as a group. Except as indicated below, all of these shares of common stock are owned directly, and the indicated person has sole voting and investment power.

	Number of Shares of		Percentage of Common Stock
Name and Address (1)	Common Stock (2)		Outstanding
Cohen & Steers, Inc. 757 Third Avenue New York, NY 10017	8,454,828	(3)	12.56	%(3)

Morgan Stanley Dean Witter 1585 Broadway New York, NY 10036	5,130,273	(4)	7.62	%(4)

Credit Suisse Eleven Madison Avenue New York, NY 10010	4,423,725	(5)	6.57	%(5)
Security Capital Research & Management Incorporated

10 South Dearborn Street, Suite 1400 Chicago, IL 60603	3,711,697	(6)	5.51	%(6)

Richard S. Ziman	2,324,131	(7)	3.45	%(7)

Victor J. Coleman	1,012,831	(8)	1.50	%(8)

Richard S. Davis	121,682	(9)	*

Robert C. Peddicord	106,774	(10)	*

Howard S. Stern	29,954	(11)	*

Leslie E. Bider	10,000	(12)	*

Carl D. Covitz	20,200	(13)	*

Larry S. Flax	52,000	(14)	*

Steven C. Good	12,600	(15)	*

Alan I. Rothenberg	10,000	(16)	*

All directors and officers as a group (11 persons)	3,754,525	(17)	5.58	%(17)

*	Less than one percent.
(1)	Unless otherwise indicated, the address for each of the persons listed is 11601 Wilshire Boulevard, Fourth Floor, Los Angeles, CA 90025.

(2)	The number of shares of common stock beneficially owned is based on the Securities and Exchange Commission regulations regarding the beneficial ownership of securities. The number of shares of common stock beneficially owned by a person assumes that all OP units held by the person are exchanged for shares of common stock, that none of the OP units held by other persons are so exchanged, that all options and warrants exercisable within 60 days of February 28, 2006 to acquire shares of common stock held by the person are exercised, that no options or warrants to acquire shares of common stock held by other persons are exercised and that all restricted stock awards are fully vested.

(3)	Represents the number of shares of common stock owned pursuant to a Form 13G/A filed with the Securities and Exchange Commission on February 10, 2006. According to such Form 13G/A, Cohen & Steers, Inc. has sole voting power with respect to 8,105,623 shares and sole dispositive power with respect to 8,420,823 shares. The shares of common stock owned are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Therefore, this stockholder does not violate the ownership limits set forth in our charter. This stockholder is reporting the combined holdings of the entities for the purpose of administrative convenience.

(4)	Represents the number of shares of common stock owned pursuant to a Form 13G/A filed with the Securities and Exchange Commission on February 15, 2006. According to such Form 13G/A, Morgan Stanley Dean Witter has sole voting power with respect to 4,336,424 shares and sole dispositive power with respect to 4,336,424 shares. The shares of common stock owned are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Therefore, this stockholder does not violate the ownership limits set forth in our charter. This stockholder is reporting the combined holdings of the entities for the purpose of administrative convenience.

(5)	Represents the number of shares of common stock owned pursuant to a Form 13D filed with the Securities and Exchange Commission on January 17, 2006. According to such Form 13D, Credit Suisse has shared voting power with respect to all 4,423,725 shares and shared dispositive power with respect to all 4,423,725 shares. The shares of common stock owned are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Therefore, this stockholder does not violate the ownership limits set forth in our charter. This stockholder is reporting the combined holdings of the entities for the purpose of administrative convenience

(6)	Represents the number of shares of common stock owned pursuant to a Form 13G filed with the Securities and Exchange Commission on February 15, 2006. According to such Form 13G, Securities Capital Research & Management Incorporated has sole voting power with respect to 2,577,177 shares and sole dispositive power with respect to all 3,711,697 shares. The shares of common stock owned are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Therefore, this stockholder does not violate the ownership limits set forth in our charter. This stockholder is reporting the combined holdings of the entities for the purpose of administrative convenience

(7)	Represents (a) 68,342 OP units owned by Mr. Ziman, (b) 353,212 OP units owned by entities which are 100% owned by Mr. Ziman, (c) 136,674 OP units owned by a family partnership, in which Mr. Ziman has shared voting and investment power and of which Mr. Ziman is a 20% general partner and disclaims beneficial ownership of the remaining 80% in which he has no pecuniary interests, (d) 282,707 shares related to unvested restricted stock awards, (e) 765,736 shares of common stock owned by Mr. Ziman, (f) 2,000 shares of common stock and 88,000 OP units owned by an entity in which Mr. Ziman has sole voting and investment power and of which Mr. Ziman is a 2% general partner and disclaims beneficial ownership of the remaining 98% in which he has no pecuniary interest and (g) 627,460 shares of common stock related to exercisable stock options.

(8)	Represents (a) 277,188 OP units owned by a family trust of which Mr. Coleman is the trustee with sole voting and dispositive power, (b) 99,458 OP units owned by an entity which is 100% owned by Mr. Coleman, (c) 165,882 shares related to unvested restricted stock awards, (d) 362,123 shares of common stock owned by family trusts of which Mr. Coleman is the trustee with sole voting and dispositive power and (e) 108,180 shares of common stock related to exercisable stock options.

(9)	Represents 72,887 shares related to unvested restricted stock awards and 41,675 shares of common stock owned.

(10)	Represents 72,887 shares related to unvested restricted stock awards and 26,767 shares of common stock owned.

(11)	Represents 26,622 shares related to unvested restricted stock awards and 3,332 shares of common stock owned.

(12)	Represents 8,500 shares related to unvested restricted stock awards and 1,500 shares of common stock owned.

(13)	Represents 7,700 shares related to unvested restricted stock awards, 2,500 shares of common stock owned and 10,000 shares related to exercisable stock options.

(14)	Represents 7,700 shares related to unvested restricted stock awards, 14,300 shares of common stock owned and 30,000 shares related to exercisable stock options.

(15)	Represents 7,700 shares related to unvested restricted stock awards and 4,900 shares of common stock owned.

(16)	Represents 8,500 shares related to unvested restricted stock awards 1,500 shares of common stock owned.

(17)	Includes 705,428 shares related to unvested restricted stock awards and 789,880 shares related to exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In July 2001, Mr. Peddicord executed a promissory note payable to us in the amount of $50,000. This note bears interest at an annual rate of 6.0% and matures in July 2006. In September 2001, Mr. Peddicord executed a promissory note payable to us in the amount of $18,679. This note bears interest at an annual rate of 5.75% and matures in September 2006. This note was executed for the purpose of meeting payroll taxes due upon the vesting of restricted stock awards and is personally guaranteed by Mr. Peddicord.
     We lease approximately 12,300 square feet of office space to three companies in which certain of our officers have investment interests. The terms under these leases are comparable to those that would have been negotiated at inception with unaffiliated third parties.
•	4,900 square feet of office space is leased to Wetherly Capital Group, LLC. 50% of Wetherly Capital, LLC is owned by Upstream Partners, LLC, of which Messrs. Ziman, Coleman, Davis, Peddicord, Swartz and Stern have a 77% investment interest. The total annual rents from this lease are approximately $120,000.

•	2,400 square feet of office space is leased to Rexford Industrial, LLC, of which Messrs. Ziman and Coleman have a 40% investment interest. The total annual rents from this lease are approximately $59,000.

•	5,000 square feet of office space is leased to Brentwood Capital Partners, LLC, of which Messrs. Ziman and Coleman have a combined 40% investment interest. The total annual rents from this lease are approximately $151,000.
     We also lease approximately 34,000 square feet to California Pizza Kitchen, of which Mr. Flax, one of our independent directors, is the Co-Founder, Co-Chairman of the Board and Co-CEO. The total annual rents from this lease are approximately $518,000. The terms under this lease are comparable to those that would have been negotiated at inception with unaffiliated third parties.
     We have a 50% interest in an LLC that holds an operating lease for a corporate aircraft. Our executives use the aircraft for both business and personal travel. Each executive reimburses us for any personal use of the aircraft. The reimbursement is calculated using the Standard Industrial Fare Level formula established by the Internal Revenue Service. During 2005, we received reimbursements from Messrs. Ziman, Coleman and Peddicord totaling $15,500, $17,600 and $2,700, respectively.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Arden Realty’s Audit Committee annually reviews and pre-approves certain audit and non-audit services that may be provided to us by Ernst & Young LLP and establishes a pre-approved aggregate fee level for all these services. Any proposed services not included within the list of pre-approved services or any proposed services that will cause Arden Realty to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee.
     Fees paid to Ernst & Young LLP, our independent auditors, during the 2005 and 2004 fiscal years were as follows:

	2005	2004
Audit fees	$715,000	$721,000
Audit-related fees(1)	27,000	—
Tax fees(2)	498,000	197,000

	$1,240,000	$918,000

(1)	Consists of audit fees incurred in connection with the pending merger agreement with General Electric Capital Corporation.

(2)	Consists of tax compliance and tax planning services, including $278,000 in tax planning fees incurred in connection with the pending merger agreement with General Electric Capital Corporation.

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
(b) Exhibits

Exhibit Number	Description
2.1*	Agreement and Plan of Merger by and among Arden Realty, Inc., Arden Realty Limited Partnership, General Electric Capital Corporation, Trizec Properties, Inc., Trizec Holdings Operating LLC, Atlas Merger Sub, Inc., and Atlas Partnership Merger Sub, Inc. dated as of December 21, 2005, incorporated herein by reference to Item 1.01 of Arden Realty’s current report on Form 8-K filed with the Commission on December 28, 2005.

3.1*	Second Amended and Restated Agreement of Limited Partnership of Arden Realty Limited Partnership, dated September 7, 1999, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on November 15, 1999.

3.2*	Admission of New Partners and Amendment to Limited Partnership Agreement entered into as of December 20, 2000, by and between Arden Realty Limited Partnership and the persons identified as the “New Partners” therein, filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 30, 2001.

3.3*	Second Amendment to Limited Partnership Agreement entered into as of September 13, 2003, by Arden Realty Limited Partnership, filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 13, 2003.

4.1*	Indentu re between Arden Realty Limited Partnership and The Bank of New York, as trustee, dated March 14, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).

4.2*	Form of Arden Realty Limited Partnership’s unsecured 8.875% senior note due 2005, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).

4.3*	Form of Arden Realty Limited Partnership’s unsecured 9.150% senior note due 2010, dated March 17, 2000 filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-35406).

4.4*	Form of Arden Realty Limited Partnership’s unsecured 8.50% senior note due 2010, dated November 20, 2000 as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).

4.5*	Form of Arden Realty Limited Partnership’s 7.00% Note due 2007, dated November 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed on November 9, 2001.

Exhibit Number	Description
4.6*	Officers’ certificate dated March 17, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.875% senior note due 2005 and 9.150% Senior Notes due 2010 as filed as an exhibit to Arden Realty’s annual report on Form 10-K filed on April 1, 2002.

4.7*	Officers’ certificate dated November 20, 2000 with respect to the terms of Arden Realty Limited Partnership’s 8.50% Senior Notes due 2010 as filed as an exhibit to Arden Realty’s annual report on Form 10-K filed on April 1, 2002.

4.8*	Officer’s certificate dated November 9, 2001 with respect to the terms of Arden Realty Limited Partnership’s 7.00% Note due 2007, filed as an exhibit to Arden Realty Limited Partnership’s current report on Form 8-K filed on November 9, 2001.

4.9*	Second Amendment to Rights Agreement, dated as of June 19, 2003, between Arden Realty and The Bank of New York, filed as an exhibit to Arden Realty’s current report on Form 8-K dated July 1, 2003.

4.10*	Amendment No. 3 to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and lender, relating to the $75 million term loan, dated as of February 14, 2005, incorporated herein by reference to Exhibit 10.1 to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on February 18, 2005.

4.11*	Amendment No. 3 to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association, as administrative agent, sole lead arranger and lender and Wachovia Bank, N.A., as lender, relating to the $50 million term loan, dated as of February 14, 2005, incorporated herein by reference to Exhibit 10.2 to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on February 18, 2005.

4.12*	Form of Arden Realty Limited Partnership’s 5.25% Note due 2015, dated February 28, 2005, incorporated herein by reference to Exhibit 4.1 to Arden Realty Limited Partnership’s current report on Form 8-K filed on March 1, 2005.

4.13*	Officer’s certificate dated February 28, 2005 with respect to the terms of Arden Realty Limited Partnership’s 5.25% Note due 2015, incorporated herein by reference to Exhibit 4.2 to Arden Realty Limited Partnership’s current report on Form 8-K filed with the Commission on March 1, 2005.

10.1*^	1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).

10.2*^	Amendment Number 1 to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed on June 23, 1998.

10.3*^	Form of Officers and Directors Indemnification Agreement as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).

10.4*	Loan Agreement dated June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.5*	Mortgage Note, dated June 8, 1998 for $136,100,000 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company, and Lehman Brothers Realty Corporation, a Delaware corporation. (Exhibit B. to Exhibit 10.4 above).

10.6*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.4 above).

10.7*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.4 above).

10.8*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance III, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.9*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.10*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance III, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, a

Exhibit Number	Description
Maryland limited partnership (“Manager”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.11*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance III, L.L.C., a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.12*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance III, L.L.C., a Delaware limited liability company, in favor of Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.13*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance III, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.14*	Loan Agreement by and between Arden Realty Finance IV, LLC, a Delaware limited liability company and Lehman Brothers Realty Corporation, a Delaware corporation, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.15*	Mortgage Note, dated June 8, 1998 for $100,600,000 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Maker”), and Lehman Brothers Realty Corporation, a Delaware corporation (Exhibit B to Exhibit 10.14 above).

10.16*	Tenant Estoppel Certificate (Exhibit C. to Exhibit 10.14 above).

10.17*	Subordination, Non-Disturbance and Attornment Agreement (Exhibit D. to Exhibit 10.14 above).

10.18*	Deed of Trust, Assignment of Rents and Leases, Security Agreement, and Fixture Filing dated as of June 8, 1998 made by Arden Realty Finance IV, L.L.C. as Grantor, to Commonwealth Land Title Company as Trustee for the benefit of Lehman Brothers Realty Corporation as Beneficiary, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.19*	Assignment of Leases and Rents dated June 8, 1998, by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Assignor”), and Lehman Brothers Realty Corporation, a Delaware corporation, its successors and assigns (“Assignee”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.20*	Collateral Assignment of Management Agreement and Subordination Agreement dated as of June 8, 1998 among Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Borrower”), Lehman Brothers Realty Corporation, a Delaware corporation, (“Lender”), and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.21*	Security Agreement entered into as of June 8, 1998 by and between Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Debtor”), and Lehman Brothers Realty Corporation, a Delaware corporation (“Secured Party”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.22*	Environmental Indemnity Agreement dated June 8, 1998 by Arden Realty Finance IV, L.L.C., a Delaware limited liability company (“Indemnitor”), in favor of Lehman Brothers Realty Corporation, a Delaware corporation (“Lender”), filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.23*	Letter Agreement dated June 8, 1998 between Lehman Brothers Realty Corporation, Arden Realty Finance IV, L.L.C., Arden Realty and Arden Realty Limited Partnership, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 14, 1998.

10.24*^	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Richard S. Ziman, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q/A on December 15, 1998.

10.25*^	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Victor J. Coleman, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q/A filed on December 15, 1998.

10.26*^	Amended and Restated Employment Agreement dated August 4, 1998, between Arden Realty and Mr. Herbert Porter, filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q/A filed on December 15, 1998.

10.27*^	Amended and Restated Employment Agreement dated January 1, 1999, between Arden Realty and

Exhibit Number	Description
Mr. Robert Peddicord, filed as a exhibit to Arden Realty’s quarterly report on Form 10-Q filed on August 8, 2000.

10.28*	Miscellaneous Rights Agreement among Arden Realty, Arden Realty Limited Partnership, NAMIZ, Inc. and Mr. Ziman, filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-08163).

10.29*	Credit Facility documentation consisting of Second Amended and Restated Revolving Credit Agreement by and among Arden Realty Limited Partnership and a group of banks led by Wells Fargo Bank as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on May 12, 2000.

10.30*	Mortgage Financing documentation consisting of Loan Agreement by and between Arden Realty’s special purpose financing subsidiary and Lehman Brothers Realty Corporation (the Loan Agreement includes the Mortgage Note, Deed of Trust, and form of Tenant Estoppel Certificate and Agreement as exhibits) as filed as an exhibit to Arden Realty’s registration statement on Form S-11 (No. 333-30059).

10.31*	Promissory Note, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.

10.32*	Deed of Trust and Security Agreement, dated as of March 30, 1999, with Arden Realty Finance V, L.L.C. as the Trustor and Massachusetts Mutual Life Insurance Company as the Beneficiary filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.

10.33*	Assignment of Leases and Rents, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.

10.34*	Subordination of Management Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V. L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.

10.35*	Environmental Indemnification and Hold Harmless Agreement, dated as of March 30, 1999, between Massachusetts Mutual Life Insurance Company and Arden Realty Finance V, L.L.C. filed as an exhibit to Arden Realty’s current report on Form 8-K filed on April 20, 1999.

10.36*^	Amended and Restated Employment Agreement dated May 27, 1999, between Arden Realty and Mr. Randy J. Noblitt as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).

10.37*^	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Richard S. Ziman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).

10.38*^	Amended and Restated Employment Agreement dated July 27, 2000, by and between Arden Realty and Mr. Victor J. Coleman as filed as an exhibit to Arden Realty Limited Partnership’s registration statement on Form S-4 (No. 333-53376).

10.39*^	Amendment to the 1996 Stock Option and Incentive Plan of Arden Realty, Inc. and Arden Realty Limited Partnership as filed as an exhibit to Arden Realty’s Schedule 14A filed on April 25, 2000.

10.40*^	Amended and Restated Employment Agreement dated June 2, 1999, between Arden Realty and Mr. Richard S. Davis as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on April 1, 2002.

10.41*^	Second Amended and Restated 1996 Stock Option and Incentive Plan of Arden Realty Limited Partnership and Arden Realty Limited Partnership dated September 20, 2001 as filed as an exhibit to Arden Realty’s quarterly report on Form 10-Q filed on November 14, 2001.

10.42*^	Form of Promissory Note entered into on July 19, 2001 and September 28, 2001 between Arden Realty Limited Partnership and Richard Ziman, Victor Coleman, Andrew Sobel and Robert Peddicord, respectively, as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 14, 2001.

10.43*^	Amended and Restated Employment Agreement dated March 29, 2002, between Mr. Andrew Sobel and Arden Realty as filed as an exhibit to Arden Realty, Inc.’s quarterly report on Form 10-Q filed on August 14, 2002.

10.44*	Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of June 12, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on August 14, 2002.

Exhibit Number	Description
10.45*	Third Amended and Restated Revolving Credit Agreement between Arden Realty Limited Partnership and a group of lenders led by Wells Fargo Bank dated as of August 9, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 12, 2002.

10.46*	Amendment to Term Loan Agreement between Arden Realty Limited Partnership and Wells Fargo Bank, National Association dated as of September 19, 2002 as filed as an exhibit to Arden Realty Limited Partnership’s quarterly report on Form 10-Q filed on November 12, 2002.

10.47*^	Amended and Restated Employment Agreement dated May 27, 1999, by and between Arden Realty Limited Partnership and Mr. David Swartz as filed as an exhibit to Arden Realty Limited Partnership’s annual report on Form 10-K filed on March 27, 2003.

10.48*	Confidential Resignation Agreement and General Release dated as of March 4, 2005 by and between Arden Realty, Inc. and Arden Realty Limited Partnership and Andrew J. Sobel.

10.49*	Summary of Cash Bonus Plan available to certain senior executives of the Registrant, incorporated herein by reference to Item 1.01 of the Registrant’s current report on Form 8-K filed with the Commission on February 22, 2005.

10.50*	Form of Restricted Stock Agreement under the Second Amended and Restated 1996 Stock Option and Incentive Plan of the Registrant and Arden Realty, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Commission on February 22, 2005.

10.51*	Confidential Resignation Agreement and General Release dated as of March 4, 2005 by and between Arden Realty, Inc. and Arden Realty Limited Partnership and Andrew J. Sobel, incorporated herein by reference to Exhibit 10.49 to Arden Realty, Inc.’s annual report on Form 10-K filed with the Commission on March 14, 2005.

10.52*	Amended and Restated Arden Realty Limited Partnership Deferred Compensation Plan, dated July 1, 2005, incorporated herein by reference to Exhibit 10.1 to Arden Realty, Inc.’s current report on Form 8-K filed with the Commission on May 24, 2005.

10.53*	Fourth Amended and Restated Revolving Credit Agreement dated July 7, 2005, incorporated herein by reference to Item 10.1 of Arden Realty, Inc.’s current Report on Form 8-K filed with the Commission on July 13, 2005.

10.54*	Summary of Increase of Fiscal 2005 Base Salary of Richard S. Davis, Executive Vice President and Chief Financial Officer, incorporated herein by reference to Item 1.01(B) of Arden Realty, Inc.’s current Report on Form 8-K filed with the Commission on July 13, 2005.

10.55*	Arden Realty, Inc. 2005-2009 Outperformance Plan dated April 1, 2005 as filed as an exhibit to Arden Realty, Inc.’s annual report on Form 10-K filed on March 16, 2006.

10.56*	Summary of Establishment of Fiscal 2006 Base Salaries for certain senior executives of the Arden Realty, incorporated herein by reference to Item 1.01 of Arden Realty’s current report on Form 8-K filed with the Commission on December 5, 2005.

10.57*	Summary of Executive Restricted Stock Awards for certain senior executives of Arden Realty, incorporated herein by reference to Item 1.01 of the Arden Realty’s current report on Form 8-K filed with the Commission on December 5, 2005.

12.1	Statement regarding computation of ratios.

21.1*	Subsidiaries of Arden Realty Limited Partnership.

23.1	Consent of independent auditors.

31.1	Certificate of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.

(^)	Management contract or compensatory plan or arrangement required to be identified by Item 15(a)3.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

ARDEN REALTY LIMITED PARTNERSHIP
By: ARDEN REALTY, INC.
Its: General Partner

By:	/s/ Richard S. Ziman

Richard S. Ziman
Chairman of the Board
And Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard S. Ziman	Chairman of the Board,	March 15, 2006

Richard S. Ziman	Chief Executive Officer and Director

/s/ Victor J. Coleman	President, Chief Operating	March 15, 2006

Victor J. Coleman	Officer and Director

/s/ Richard S. Davis	Executive Vice President and	March 15, 2006

Richard S. Davis	Chief Financial Officer

/s/ Robert C. Peddicord	Executive Vice President –	March 15, 2006

Robert C. Peddicord	Leasing and Property Operations

/s/ Leslie E. Bider	Director	March 15, 2006

Leslie E. Bider

/s/ Carl D. Covitz	Director	March 13, 2006

Carl D. Covitz

/s/ Larry S. Flax	Director	March 15, 2006

Larry S. Flax

/s/ Steven C. Good	Director	March 13, 2006

Steven C. Good

/s/ Alan I. Rothenberg	Director	March 13, 2006

Alan I. Rothenberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Arden Realty Limited Partnership
     We have audited the accompanying consolidated balance sheets of Arden Realty Limited Partnership as of December 31, 2005 and 2004 and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the management of Arden Realty Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Realty Limited Partnership at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arden Realty Limited Partnership’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Los Angeles, California
March 9, 2006

ARDEN REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Investment in real estate:
Land	$495,155	$432,291
Buildings and improvements	2,409,879	2,097,058
Tenant improvements and leasing commissions	394,165	347,640

	3,299,199	2,876,989
Less: accumulated depreciation and amortization	(555,191)	(468,716)

	2,744,008	2,408,273

Properties under development or renovation	—	16,295
Land available for development	24,903	23,795
Properties held for disposition, net	—	103,618

Net investment in real estate	2,768,911	2,551,981

Cash and cash equivalents	639	13,040
Restricted cash	69,703	27,285
Rent and other receivables, net of allowance of $4,139 and $3,748 at December 31, 2005 and 2004 respectively	7,382	5,953
Deferred rent, net of allowance of $1,439 and $1,933 at December 31, 2005 and 2004 respectively	38,149	42,886
Prepaid financing costs, expenses and other assets, net of accumulated amortization of $12,068 and $13,244 at December 31, 2005 and 2004 respectively	23,086	18,852

Total assets	$2,907,870	$2,659,997

Liabilities
Mortgage loans payable	$419,650	$375,417
Mortgage loan payable — property held for disposition	—	7,222
Unsecured lines of credit	259,500	121,500
Unsecured term loan	150,000	125,000
Unsecured senior notes, net of discount	794,671	696,945
Accounts payable and accrued expenses	50,968	58,215
Security deposits	25,647	25,498

Total liabilities	1,700,436	1,409,797

Minority interest	3,258	2,903

Partners’ Capital
General and limited partners, 68,860,588 and 67,997,458 common OP Units outstanding at December 31, 2005 and 2004	1,211,670	1,264,177
Deferred compensation	(9,340)	(12,830)
Accumulated other comprehensive income (loss)	1,846	(4,050)

Total partners’ capital	1,204,176	1,247,297

Total liabilities and partners’ capital	$2,907,870	$2,659,997

See accompanying notes to financial statements.

ARDEN REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Property revenues	$441,903	$393,001	$376,791
Property operating expenses	(148,633)	(127,824)	(120,335)

	293,270	265,177	256,456

General and administrative expenses	(33,571)	(19,503)	(15,217)
Interest expense	(98,184)	(88,502)	(106,893)
Depreciation and amortization	(137,385)	(115,806)	(92,736)
Interest income and other loss	(1,593)	(509)	(403)
Impairment on investment in securities	—	(2,700)	—
Minority interest	(355)	(186)	(103)

Income from continuing operations	22,182	37,971	41,104
Discontinued operations	4,826	11,347	18,953
Gain on sale of discontinued properties	40,653	30,473	5,937
Loss from debt defeasance related to sale of discontinued properties	(835)	—	—

Net income	$66,826	$79,791	$65,994

Net Income allocated to:
Preferred partner	$—	$4,309	$4,312

General and limited partners	$66,826	$75,482	$61,682

Basic net income per common operating partnership unit:
Income from continuing operations	$0.33	$0.50	$0.57
Income from discontinued operations	0.65	0.63	0.38

Net income per common operating partnership unit — basic	$0.98	$1.13	$0.95

Weighted average number of common operating partnership units — basic	68,323	67,047	65,251

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.32	$0.50	$0.56
Income from discontinued operations	0.65	0.62	0.38

Net income per common operating partnership unit — diluted	$0.97	$1.12	$0.94

Weighted average number of common operating partnership units — diluted	68,786	67,415	65,513

See accompanying notes to financial statements.

ARDEN REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNER’S CAPITAL
(in thousands)

					Accumulated
					Other
	Preferred	Limited	General	Deferred	Comprehensive
	Partner	Partner	Partner	Compensation	Income (Loss)	Total
Balance at January 1, 2003	50,000	38,028	1,280,398	(11,259)	(2,768)	1,354,399
Common OP units converted	—	(495)	495	—	—	—
Distributions	(4,312)	(3,443)	(128,068)	—	—	(135,823)
Stock compensation	—	—	6,279	(6,279)	—	—
Amortization of stock compensation	—	—	—	2,545	—	2,545
Forfeitures	—	—	41	—	—	41
Stock options exercised	—	—	(41)	41	—	—
Stock repurchases	—	—	27,946	—	—	27,946
Unrealized loss on interest rate hedges	—	—	—	—	(155)	(155)
Reclassification adjustment for losses included in earnings	—	—	—	—	2,322	2,322
Net income	4,312	1,604	60,078	—	—	65,994

Comprehensive income						68,161
Redemption adjustment	—	15,512	(15,512)	—	—	—

Balance at December 31, 2003	50,000	51,206	1,231,616	(14,952)	(601)	1,317,269
Common OP units converted	—	(285)	285	—	—	—
Distributions	(4,309)	(3,353)	(135,747)	—	—	(143,409)
Redemption of Preferred OP Units	(50,000)	—	—	—	—	(50,000)
Stock compensation	—	—	1,596	(1,596)	—	—
Amortization of stock compensation	—	—	665	3,641	—	4,306
Stock option expense	—	—	44	—	—	44
Forfeitures	—	—	(77)	77	—	—
Stock options exercised	—	—	42,745	—	—	42,745
Unrealized loss on interest rate hedges	—	—	—	—	(4,315)	(4,315)
Reclassification adjustment for losses included in earnings	—	—	—	—	866	866
Net income	4,309	1,887	73,595	—	—	79,791

Comprehensive income						76,342
Redemption adjustment	—	13,603	(13,603)	—	—	—

Balance at December 31, 2004	—	63,058	1,201,119	(12,830)	(4,050)	1,247,297
Common OP units converted	—	(345)	345	—	—	—
Issuance of common OP units	—	2,048	—	—	—	2,048
Distributions	—	(3,435)	(134,857)	—	—	(138,292)
Stock compensation	—	—	654	(654)	—	—
Amortization of stock compensation	—	—	2,336	3,693	—	6,029
Stock option expense	—	—	44	—	—	44
Forfeitures	—	—	(694)	451	—	(243)
Stock options exercised	—	—	14,571	—	—	14,571
Unrealized loss on interest rate hedges	—	—	—	—	5,610	5,610
Reclassification adjustment for losses included in earnings	—	—	—	—	286	286
Net income	—	1,677	65,149	—	—	66,826

Comprehensive income						72,722
Redemption adjustment	—	13,356	(13,356)	—	—	—

Balance at December 31, 2005	$—	$76,359	$1,135,311	$(9,340)	$1,846	$1,204,176

See accompanying notes to financial statements.

ARDEN REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net income	$66,826	$79,791	$65,994
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest, including discontinued operations	355	186	103
Depreciation and amortization, including discontinued operations	138,672	126,582	120,316
Amortization of loan costs and fees	3,389	3,801	3,972
Gain on sale of discontinued properties	(40,653)	(30,473)	(5,937)
Impairment on investment in securities	—	2,700	—
Non-cash compensation expense	5,508	3,760	2,251
Changes in operating assets and liabilities:
Rent and other receivables	(1,429)	(2,265)	(771)
Due from general partner	—	—	(1,544)
Deferred rent	(1,616)	(1,015)	(557)
Prepaid financing costs, expenses and other assets	(1,941)	(4,783)	(1,494)
Accounts payable and accrued expenses	(2,782)	3,564	(2,356)
Security deposits	948	3,285	1,676

Net cash provided by operating activities	167,277	185,133	181,653

Investing Activities:
Acquisitions and improvements to commercial properties	(358,915)	(198,309)	(111,365)
Proceeds from sales of properties	68,301	187,072	91,010

Net cash used in investing activities	(290,614)	(11,237)	(20,355)

Financing Activities:
Repayments of mortgage loans	(20,228)	(182,190)	(5,825)
Proceeds from unsecured lines of credit	408,000	465,500	102,500
Repayments of unsecured lines of credit	(245,000)	(505,000)	(150,086)
Proceeds from issuances of unsecured senior notes, net of discount and other issuance costs	293,216	197,033	—
Repayment of unsecured senior notes	(200,000)	—	—
Decrease (increase) in restricted cash	(623)	5,012	804
Proceeds from issuance of common operating partnership units	14,329	42,745	27,946
Termination of fair value hedges	(466)	—	—
Distributions to minority interests	—	(226)	(170)
Distributions to preferred operating partnership unit holders	—	(3,234)	(4,312)
Redemption of preferred operating partnership units	—	(50,000)	—
Distributions and redemptions paid to common operating partnership unit holders	(138,292)	(135,203)	(131,511)

Net cash provided by (used in) financing activities	110,936	(165,563)	(160,654)

Net increase (decrease) in cash and cash equivalents	(12,401)	8,333	644
Cash and cash equivalents at beginning of period	13,040	4,707	4,063

Cash and cash equivalents at end of period	$639	$13,040	$4,707

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$99,569	$87,572	$96,547

Non-cash transactions: The consolidated statements of cash flows excludes proceeds from sales of properties in 2005 and 2004 which were either used to fund acquisitions or are held in escrow accounts (included within “restricted cash” in our consolidated balance sheets) as part of potential like-kind exchanges. See footnote 2 of the notes to consolidated financial statements for further discussion of non-cash investing and financing activities.
See accompanying notes to financial statements.

ARDEN REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Description of Business
     The terms “us,” “we” and “our” as used in this report refer to Arden Realty Limited Partnership. The term “Arden Realty” refers to Arden Realty, Inc.
Organization and Formation of the Company
     We are an operating partnership that owns, manages, leases, develops, renovates and acquires commercial properties located in Southern California. Arden Realty, a real estate investment trust, or REIT, is our sole general partner and, as of December 31, 2005, owned 97.5% of our OP units. Arden Realty conducts substantially all of its operations through us and our subsidiaries. Commencing with its taxable year ended December 31, 1996, Arden Realty has operated and qualified as a REIT for federal income tax purposes.
     As of December 31, 2005, our portfolio was comprised of 116 primarily suburban office properties, consisting of 192 buildings with approximately 18.5 million net rentable square feet. As of December 31, 2004, our operating portfolio was 91.9% occupied.
     Arden Realty’s interest in us entitles it to share in our cash distributions, and in our profits and losses in proportion to its percentage ownership. Certain individuals and entities own our remaining OP units, including Messrs. Ziman and Coleman, Arden Realty’s Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, together with other entities and persons. Each limited partner holding OP units is entitled to cause us to redeem the limited partner’s OP units for cash. We may, however, elect to exchange those OP units for shares of Arden Realty’s common stock on a one-for-one basis, subject to certain limitations instead of paying cash. With each redemption or exchange of OP units, Arden Realty’s percentage interest in us will increase.
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
Proposed Merger
     On December 21, 2005, we, along with Arden Realty and the partnership merger sub entered into the merger agreement with GECC, REIT merger sub, Trizec Properties, Inc. and Trizec Holdings Operating LLC. Pursuant to the merger agreement, GECC will acquire Arden Realty and its subsidiaries through a series of transactions including the REIT merger as well as the partnership merger.
     In the REIT merger, Arden Realty will be merged with and into REIT merger sub, with REIT merger sub surviving, and shares of its common stock converted into the right to receive merger consideration of $45.25, plus an amount equal to a prorated portion of its normal $0.505 quarterly dividend. In the partnership merger, partnership merger sub will be merged with and into us, and holders of our OP units, subject to certain eligibility requirements, may elect to either participate in the redemption and exchange of OP units for class B units of Trizec Holdings Operating LLC, plus an amount equal to a prorated portion of Arden Realty’s $0.505 quarterly distribution, or have their OP units converted into the right to receive merger consideration of $45.25, plus an amount equal to a prorated portion of Arden Realty’s $0.505 quarterly distribution.
     In connection with the mergers, Arden Realty will sell to Trizec Operating Company a portfolio of certain of its properties, comprised of 13 office properties totaling 4.1 million square feet, certain undeveloped land parcels and other assets. Following the consummation of the transactions, GECC or its affiliates will own or control the entity or entities which will succeed to the ownership of the remaining properties owned by Arden Realty.
     Arden Realty’s Board of Directors has unanimously approved the merger agreement and has recommended it for approval by its common stockholders. The parties expect to close the transaction in the second quarter of 2006. The closing of the merger is subject to, among other things, a number of customary conditions, including the approval by the affirmative vote of two-thirds of the holders of shares of Arden Realty’s common stock. The transaction is not subject to any financing condition.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of us, Arden Realty and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Risks and Uncertainties
     The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Commercial Properties
     Our properties are stated at depreciated cost. Write-downs to estimated fair value are recognized whenever a property’s estimated undiscounted future cash flows are less than its book value. We carry properties held for disposition at the lower of their depreciated cost or fair value less cost to sell. Based on our assessment, no write-downs to estimated fair value were necessary as of December 31, 2005 and 2004.
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
Restricted Cash
     Restricted cash at December 31, 2005 and 2004 consisted of $54.6 million and $12.5 million, respectively, in sales proceeds held in escrow as part of potential and actual like-kind exchanges, $9.7 million and $9.7 million in interest-bearing cash deposits as required by certain of our mortgage loans payable and $5.4 million and $5.1 million, respectively, in impound accounts for real estate taxes and insurance, as required by certain of our mortgage loans payable.
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
Fair Value of Financial Instruments
     Our disclosures of estimated fair value of financial instruments at December 31, 2005 and 2004 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
     Our cash equivalents, unsecured lines of credit, interest rate hedge agreements, accounts payable and other financial instruments are carried at amounts that reasonably approximate their fair value amounts.
     The estimated fair value of our mortgage loans payable and unsecured senior notes is as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Mortgage loans payable	$419,650	$434,276	$382,639	$389,755

Unsecured senior notes	$794,671	$799,700	$696,945	$712,137

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
     In February 2005, we settled $300 million of forward-starting swaps that we entered into in 2004 that were hedging the variability associated with a forecasted $300 million issuance of unsecured senior notes. Associated with the settlement of these forward-starting swaps, we paid approximately $3.9 million to the swap counterparties. This amount had been deferred in other comprehensive loss and is being reclassified into interest expense as the hedged interest payments on the debt occur. During 2005, approximately $0.3 million was reclassified as additional interest expense.
     In May and June 2005, we entered into a series of forward-starting swaps totaling $143 million that effectively fixed the ten-year Treasury rate at an average rate of approximately 4.32% for borrowings that are expected to occur in November 2007 to refinance $150 million of 7.00% unsecured senior notes. The forward-starting swaps were entered into at current market rates and, therefore, had no initial cost.

     In June 2005, we settled $100 million of fair value hedges that we entered into in 2003 that effectively converted $100 million of 7.00% senior unsecured notes due in November 2007 to a floating rate. From October 2003 to June 2005, we received a total of $2.1 million from our swap counterparties. In conjunction with the settlement of these fair value swaps, we paid approximately $0.5 million to the swap counterparties. This amount also represents the fair value adjustment to the hedged debt, which is still outstanding. Therefore, the $0.5 million fair value adjustment is being amortized into interest expense through November of 2007. Of this amount, approximately $0.1 million was reclassified as additional interest expense during 2005.
     Under SFAS 133, our $175 million in floating-to-fixed hedges and our $143 million in forward-starting hedges outstanding as of December 31, 2005 are classified as cash flow hedges. The fair value of these instruments of $5.7 million at December 31, 2005 has been deferred in accumulated other comprehensive income on our balance sheet. Of the amount deferred in other comprehensive loss at December 31, 2005, we estimate that approximately $0.9 million will be reclassified out of other comprehensive income as a decrease to interest expense during 2006. The estimated fair value of these interest rate hedge agreements are dependent on changes in market interest rates and other market factors that affect the value of such agreements. Consequently, the estimated current fair value may significantly change during the term of the agreements. Changes in the fair value of these instruments will be deferred in other comprehensive income and will be subsequently reclassified into interest expense as the hedged interest payments occur. If these derivatives were terminated before their maturity and the hedged debt instruments remained outstanding, amounts deferred in other comprehensive income related to the terminated derivatives would be reclassified out of other comprehensive income into interest expense as the hedged interest payments occur. If the underlying debt related to these hedges were to be repaid prior to maturity, any amounts deferred in other comprehensive loss related to these derivatives would be immediately reclassified into current earnings.
New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The implementation of the provisions of SFAS No. 123R will take place as of January 1, 2006. We do not expect that the adoption of this statement will have a material effect on our results of operation or financial condition.
Reclassifications
     Certain prior year amounts on our consolidated balance sheets and consolidated statements of income have been reclassified to conform with the current year presentation.

3. Commercial Properties
Property Dispositions

						Gross Sales
			Date of			Price
Property	County	Submarket	Sale	Property Type	Square Feet	($000’s)
Activity Business Center	San Diego	Miramar	January 5, 2005	Office	167,170	$16,650
5832 Bolsa	Orange	West County	June 29, 2005	Office	49,355	8,670
4900 California	Kern	Bakersfield	August 4, 2005	Office	153,181	(A	)
Parkway Center	Kern	Bakersfield	August 4, 2005	Office	60,885	(A	)
100 W. Broadway	Los Angeles	Downtown Long Beach	August 4, 2005	Office	192,975	(A	)
145 S. Fairfax	Los Angeles	Miracle Mile	August 11, 2005	Office	55,181	12,000
Irvine Corporate Center	Orange	Greater Airport	September 28, 2005	Office	127,561	17,840	(1)
Oceangate Tower	Los Angeles	Downtown Long Beach	September 28, 2005	Office	211,620	38,000	(1)

Sub-total					1,017,928	93,160
(A) Portfolio sale					—	55,600	(2)

					1,017,928	$148,760

(1)	The net proceeds from these dispositions of approximately $54.6 million are currently held in escrow accounts for potential like-kind exchanges and are included as part of “restricted cash” in our consolidated balance sheet at December 31 2005.

(2)	Approximately $22.5 million of this amount was used to acquire Agoura Hills Business Park as part of a like-kind exchange.
Property Acquisitions

						Gross
						Purchase
			Date of			Price
Property	County	Submarket	Purchase	Property Type	Square Feet	($000’s)
707 Broadway	San Diego	Downtown	January 5, 2005	Office	169,536	$48,000	(1)
Arden Towers at Sorrento	San Diego	Sorrento Mesa	March 22, 2005	Office/Retail	608,253	184,850
5670 Wilshire Boulevard	Los Angeles	Miracle Mile	April 8, 2005	Office	409,118	92,650	(2)
Agoura Hills Business Park	Los Angeles	Agoura Hills	August 5, 2005	Office	115,227	23,175

					1,302,134	$348,675

(1)	Approximately $2.0 million of the acquisition price was funded through the issuance of 54,950 OP units at an average price of $37.27 per unit.

(2)	The gross acquisition price includes the assumption of a $51.5 million mortgage loan payable secured by the property. In addition, approximately $12.5 million of the acquisition price was funded from an escrow account to complete a like-kind exchange for a property sold in December 2004. This amount has been included as part of “restricted cash” in our consolidated balance sheet at December 31, 2004.
     We expect to finalize our purchase price allocations to the assets acquired and liabilities assumed after our valuation procedures are completed, but no later than one year from the date of purchase. Current estimates of the values of the leases acquired are included in the deferred rent line item of our consolidated balance sheets.

Discontinued Operations and Properties held for Disposition
     SFAS 144, effective January 1, 2002, requires, among other things, that the operating results of real estate properties classified as held for disposition subsequent to January 1, 2002 be included in discontinued operations in the statements of income for all periods presented. From the beginning of 2004 to December 31, 2005, we have sold a total of 20 properties. The results of operations classified as discontinued operations for these properties for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Discontinued Operations:
Revenues	$10,483	$36,725	$50,767
Property operating expenses	(4,128)	(13,592)	(17,355)
Depreciation and amortization	(1,287)	(10,776)	(13,431)
Interest expense	(245)	(1,013)	(1,031)
Interest and other income	3	3	3

Discontinued operations	$4,826	$11,347	$18,953

Gain on sale of discontinued properties	$40,653	$30,473	$5,937

Capitalized Interest
     We capitalize interest and taxes related to buildings under construction and renovation to the extent those assets qualify for capitalization.
     Total interest incurred and the amount capitalized was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Total interest incurred	$99,234	$90,451	$96,263
Interest expensed as part of “discontinued operations”	(245)	(1,013)	(1,031)
Amount capitalized	(805)	(936)	(2,496)

Amount expensed	$98,184	$88,502	$92,736

Future Minimum Lease Payments
     Future minimum lease payments to be received under noncancelable operating leases existing as of December 31, 2005, are as follows (in thousands):

2006	$359,053
2007	302,930
2008	239,696
2009	177,467
2010	122,785
Thereafter	232,320

Total	$1,434,251

     The above future minimum lease payments do not include payments received for tenant reimbursements of specified operating expenses.
     We lease the land underlying the office buildings or parking structures at eight of our buildings. Ground lease expense, including amounts netted against parking revenues, was approximately $2.4 million, $1.8 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum ground lease payments due under existing ground leases are as follows (in thousands):

2006	$2,187
2007	2,212
2008	2,212
2009	2,212
2010	2,212
Thereafter	131,499

Total	$142,534

4. Mortgage Loans and Unsecured Indebtedness
     A summary of mortgage loans payable, unsecured lines of credit and unsecured senior notes is as follows:

					Number of
			Annual Interest		Properties
	December 31,	December 31,	Rate at	Fixed/Floating	Securing	Maturity
Type of Debt	2005	2004	December 31, 2005	Rate	Loan	Date
	(in thousands)
Mortgage Loans Payable:
Mortgage Financing III(1)	$129,919	$132,323	6.74%	Fixed	21	4/08
Mortgage Financing IV(1)	106,283	108,194	6.61%	Fixed	8	4/08
Mortgage Financing V(1)	100,912	103,504	6.94%	Fixed	12	4/09
Mortgage Financing VI(1)	21,048	21,325	7.54%	Fixed	3	4/09
5670 Wilshire(1), (2)	55,655	—	5.02%	Fixed	1	9/28
Activity Business Center(1), (3)	—	7,222	—	—	—	—
145 South Fairfax(1), (4)	—	3,869	—	—	—	—
Marin Corporate Center(1)	2,434	2,585	9.00%	Fixed	1	7/15
Conejo Business Center(1)	2,381	2,531	8.75%	Fixed	(Note 5)	7/15
Conejo Business Center(1)	1,018	1,086	7.88%	Fixed	(Note 5)	7/15

	419,650	382,639

Unsecured Lines of Credit:
Wells Fargo — $310 mm(6)	247,000	111,500	5.13%	LIBOR +0.85% (Notes 7, 8)	—	4/09
City National Bank — $20 mm(6)	12,500	10,000	5.16%	LIBOR + 0.85%	—	8/07

	259,500	121,500

Unsecured Loans:
Wells Fargo Term Loan — $125 mm(6)	125,000	125,000	5.67%	Fixed (Note 9)	—	2/12
Wells Fargo Bridge Loan — $25 mm(6)	25,000	—	5.49%	LIBOR + 1.05%	—	4/06

	150,000	125,000

Unsecured Senior Notes:
2005 Notes(10)	—	199,974	—	—	—	—
2007 Notes(11)	149,347	149,395	7.00%	Fixed	—	11/07
2010 Notes(11)	49,826	49,785	9.15%	Fixed	—	3/10
2010 Notes(11)	99,596	99,513	8.50%	Fixed	—	11/10
2011 Notes(11)	198,536	198,278	5.20%	Fixed	—	9/11
2015 Notes(11)	297,366	—	5.25%	Fixed	—	3/15

	794,671	696,945

Total Debt	$1,623,821	$1,326,084

(1)	Requires monthly payments of principal and interest.

(2)	In April 2005, we assumed this mortgage loan in conjunction with the acquisition of an office building (5670 Wilshire). The stated interest rate of this loan is 8.50% and the balance is approximately $51.1 million at December 31, 2005. This loan was recorded at its fair market value at the date of acquisition and can be prepaid without penalty beginning September 2008.

(3)	This loan was repaid in full on January 3, 2005. (4) This loan was repaid in full on August 11, 2005. (5) Both mortgage loans are secured by the Conejo Business Center property.

(6)	Requires monthly payments of interest only, with outstanding principal balance due upon maturity.

(7)	This line of credit also has an annual 20 basis point facility fee on the entire $310 million commitment amount.

(8)	We have entered into interest rate swap agreements that fixed the interest rate on $50 million of the outstanding balance on this line of credit at 3.95% through April 2006.

(9)	We have entered into interest rate swap agreements that fixed the interest rate on this loan at 4.55% in 2005, 4.70% from January through June 2006, 5.29% from June 2006 through May 2007, 5.55% from June 2007 to November 2008, 5.76% from December 2008 to May 2010 and 5.99% from June 2010 through February 2012.

(10)	These senior unsecured notes were redeemed on March 1, 2005.

(11)	Requires semi-annual interest payments only, with the principal balance due upon maturity.

     We have an unsecured line of credit with a total commitment of $20 million from City National Bank. This line of credit accrues interest at LIBOR + 0.85% or the City National Bank Prime Rate less 2.025% and is scheduled to mature on August 1, 2007. Proceeds from this line of credit are used, among other things, to provide funds for tenant improvements and capital expenditures and provide for working capital and other corporate purposes. As of December 31, 2005 and 2004, there was $12.5 million and $10.0 million outstanding on this line of credit, respectively, and $7.5 and $10.0 million was available for additional borrowings, respectively.
     We also have an unsecured line of credit with a group of banks led by Wells Fargo. The line of credit provides for borrowings up to $310 million with an option to increase the amount to $350 million and bears interest at a rate ranging between LIBOR + 0.65% and LIBOR + 1.15% (including an annual facility fee ranging from 0.15% to 0.40% based on the aggregate amount of the line of credit) depending on our unsecured debt rating. This line of credit matures in April 2009. In addition, as long as we maintain an unsecured debt rating of BBB-/Baa3 or better, the agreement contains a competitive bid option, whereby the lenders may bid on the interest rate to be charged for up to $150 million of the unsecured line of credit. We also have the option to convert the interest rate on this line of credit to the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.5%. As of December 31, 2005 and 2004, $247.0 million and $111.5 million was outstanding on this line of credit, respectively, and $63.0 million and $198.5 million was available for additional borrowings, respectively.
     Following is a summary of scheduled principal payments for our total debt outstanding as of December 31, 2005 (in thousands):

Year	Amount
2006	$34,106
2007	172,281
2008	281,506
2009	358,936
2010	149,944
Thereafter	627,048

Total	$1,623,821

5. Partners’ Capital
     An OP unit and a share of Arden Realty’s common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions. An OP unit may be redeemed for cash or, at our election for shares of Arden Realty’s common stock on a one-for-one basis.
     We issued a total of 54,950 OP units for a total value of approximately $2.0 million in conjunction with the acquisition of an office building (707 Broadway) in January 2005 (see footnote 2).
     During the years ended December 31, 2005 and 2004, Arden Realty redeemed an aggregate of 23,406 and 16,000 OP units, respectively, for shares of its common stock.
     During the years ended December 31, 2005 and 2004, Arden Realty issued a total of 571,734 and 1,750,592 common shares, respectively, relating to exercises of stock options.
     During 2005, Arden Realty issued a total of 256,046 restricted stock awards to several key executive officers, directors and employees. Holders of these shares have full voting rights and will receive any dividends but are prohibited from selling or transferring unvested shares. The fair market value on the dates of grants for these restricted shares ranged from $34.45 to $46.14. 97,125 of these restricted shares vest equally on the anniversary date of the awards over 3 years while the remaining 158,921 of these restricted shares vest equally on the anniversary date of the awards over 5 years.
     We recorded compensation expense of approximately $0.9 million during 2005 for the grants described above based upon the market value of these shares on the dates of the awards.
     During 2005, Arden Realty’s Board of Directors approved a new four-year Outperformance Plan through which certain executives can receive equity or cash awards if returns generated for shareholders are in excess of threshold amounts. Arden Realty hired an independent consultant to appraise the value of this plan. Based on this appraiser’s report, the present value of the plan is estimated at approximately $3.4 million which will be expensed on a straight line basis over the term of the plan. This Outperformance Plan is being accounted for as a market condition stock performance plan under SFAS 123. Arden Realty recorded compensation expense of approximately $0.6 million during 2005 for the OPP Plan described above.
     During 2005, Arden Realty’s Board of Directors also approved the issuance of 158,920 restricted stock awards contingent upon returns generated for shareholders exceeding threshold amounts. These performance based awards are being accounted for a market condition stock performance plan under SFAS 123. We recorded compensation expense of approximately $0.3 million during 2005 for these restricted stock awards.
     In 2005 and 2004, we made distributions totaling $2.02 per common OP unit.
6. Commitments and Contingencies
Capital Commitments
     As of December 31, 2005, we had approximately $43.2 million outstanding in capital commitments related to tenant improvements, operating leases and general property-related capital expenditures.
Litigation
     On December 23, 2005, a purported stockholder class action lawsuit related to the merger agreement was filed in Los Angeles County Superior Court naming Arden Realty and each of its directors as defendants. The lawsuit, Charter Township of Clinton Police and Fire Retirement System v. Arden Realty, Inc., et al. (Case No. BC345065), alleges, among other things, that $45.25 per share in cash to be paid to the holders of shares of its common stock in connection with the merger is inadequate and that the individual defendants breached their fiduciary duties to its stockholders in negotiating and approving the merger agreement. The complaint seeks the following equitable relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) declaring that the defendants have breached their fiduciary duties owed to the plaintiff and other members of the class; (iii) enjoining the merger and, if such transaction is consummated, rescinding the transaction; (iv) enjoining the triggering of “acceleration” clauses related to stock options upon a change of control; (v) requiring the defendants to uphold their fiduciary duties and to fully insulate themselves from any conflicts of interest that interfere with such duties; and (vi) awarding attorneys’ and experts’ fees to the plaintiff.
     A second purported stockholder class action lawsuit, Dwyer v. Arden Realty, Inc., et al. (Case No. BC345468), was filed in Los Angeles County Superior Court on January 4, 2006 against the same defendants as in Charter Township. The Dwyer complaint purports to allege claims for breach of fiduciary duty, indemnification and injunctive relief. The complaint seeks the following relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) preliminarily and permanently enjoining defendants from proceeding with, consummating or closing the proposed transaction; (iii) in the event the transaction is consummated, rescinding the transaction; (iv) awarding compensatory damages against defendants; and (v) awarding plaintiff attorneys’ fees and costs.
     We believe that these lawsuits are without merit and intend to vigorously defend the actions.
     In addition to the aforementioned litigation relating to the proposed merger, we are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us is expected to have a material adverse effect on our cash flows, financial condition or results of operations during the year ended December 31, 2006.
Concentration of Credit Risk
     We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that the risk is not significant.
     We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. As of December 31, 2005 and 2004, we had a total of approximately $42.9 million and $39.3 million, respectively, of total lease security available, including security deposits and existing letters of credit.
7. Related Party Transactions
     At December 31, 2005 and 2004, we have two promissory notes totaling approximately $69,000 relating to one of Arden Realty’s officers which originated during 2001 and mature between July of 2006 and September of 2006. These notes bear interest at fixed rates ranging from 5.75% to 6.00%, are personally guaranteed by the respective officer and are included as part of other receivables in our consolidated balance sheets at December 31, 2005 and 2004.
     We lease approximately 12,300 square feet of office space to three companies in which certain of our officers have investment interests. The total annual rents from these leases is approximately $330,000. We also lease approximately 34,000 square feet to a company related to one of our independent directors. The total annual rents from this lease are approximately $518,000.

     We have a 50% interest in an LLC that holds an operating lease for a corporate aircraft. Our executives use the aircraft for both business and personal travel. Each executive reimburses us for any personal use of the aircraft. The reimbursement is calculated using the Standard Industrial Fare Level formula established by the Internal Revenue Service. During 2005, we received reimbursements from Messrs. Ziman, Coleman and Peddicord totaling $15,500, $17,600 and $2,700, respectively.
8. Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Income from continuing operations	$22,182	$37,971	$41,104
Discontinued operations	4,826	11,347	18,953
Loss from debt defeasance related to sales of discontinued properties	(835)	—	—
Gain on sale of discontinued properties	40,653	30,473	5,937

Net income	$66,826	$79,791	$65,994

Net Income allocated to:
Preferred partner	$—	$4,309	$4,312

General and limited partners	$66,826	$75,482	$61,682

Weighted average number of common operating partnership units — basic	68,323	67,047	65,251
Weighted average diluted stock options	463	368	262

Weighted average number of common operating partnership units — diluted	68,786	67,415	65,513

Basic net income per common operating partnership unit:
Income from continuing operations	$0.33	$0.50	$0.57
Income from discontinued operations	0.65	0.63	0.38

Net income per common operating partnership unit — basic	$0.98	$1.13	$0.95

Diluted net income per common operating partnership unit:
Income from continuing operations	$0.32	$0.50	$0.56
Income from discontinued operations	0.65	0.62	0.38

Net income per common operating partnership unit — diluted	$0.97	$1.12	$0.94

     See discussion of discontinued operations in footnote 3 above.
9. Income (Loss) from Taxable REIT Subsidiary
     Beginning in 2004, we have reclassified in all periods presented for financial presentation purposes the operating results of Next>edge, our taxable REIT subsidiary, or TRS, from general and administrative expenses to interest income and other loss in our consolidated statements of income. Next>edge provides energy consulting services to commercial real estate owners. The following is a breakdown of the components of interest and other income (loss) for the years ended December 31, 2005, 2004 and 2003
(in thousands):

	2005	2004	2003
Net loss from Next>edge	$(2,293)	$(960)	$(1,135)
Interest and other income	700	451	732

Interest income and other (loss)	$(1,593)	$(509)	$(403)

10. Stock Option Plan
     Arden Realty established a stock option plan for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2005, 8,500,000 of its authorized shares of common stock have been reserved for issuance under that plan. All holders of the above options have a ten-year period to exercise such options and all options were granted at exercise prices equal to the market prices at the date of the grant.

     A summary of stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price
Outstanding, beginning of period	1,636	$25.06	3,426	$24.77	4,479	$24.91
Granted	—	—	—	—	268	20.81
Exercised	(572)	25.49	(1,750)	24.42	(1,162)	24.04
Forfeited	(134)	23.33	(40)	28.12	(159)	27.37

Outstanding at end of year	930	25.05	1,636	25.06	3,426	24.77

Exercisable at end of the period	793	$25.78	1,366	$25.71	2,952	$25.03

Weighted-average fair value of options granted	$—		$—		$0.49

     Exercise prices for options outstanding as of December 31, 2005 ranged from $19.13 to $32.25. The weighted average remaining contractual life of those options is approximately 4 years.
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
     Beginning on January 1, 2003, we adopted prospectively the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” under which we began expensing the costs of new stock options granted to employees. There were no grants of stock options in 2004. We used the Black-Scholes option valuation model to estimate the fair value of the stock options granted in 2003 with the following weighted-average assumptions for 2003: risk-free interest rate of 2.92%, dividend yield of 9.70% and a volatility factor of the expected market price for our common stock of 0.186. During 2005 and 2004, we recognized approximately $44,000 of stock option based employee compensation costs for the stock options granted in 2003.
     Below we also present pro forma information regarding net income and earnings per share as if we had expensed all of Arden Realty’s stock options granted prior to 2003. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 4.28%, dividend yield of 7.80% and a volatility factor of the expected market price of Arden Realty’ common stock of 0.190. The weighted average expected life of the options is approximately seven to ten years.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2005, 2004 and 2003 follows (in thousands, except earnings per share information):

	2005	2004	2003
Net income available to general and limited partners, as reported	$66,826	$75,482	$61,682
Stock based employee compensation costs for options granted prior to 2003 assuming fair value method	(11)	(201)	(843)

Net income available to general and limited partners, as adjusted	$66,815	$75,281	$60,839

Earnings per share:
Basic as reported	$0.98	$1.13	$0.95

Basic as adjusted	$0.98	$1.12	$0.93

Diluted as reported	$0.97	$1.12	$0.94

Diluted as adjusted	$0.97	$1.12	$0.93

11. Employee Retirement Savings Plan
401(k) Plan
     Effective June 12, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions by us, which amounted to approximately $1.1 million in 2005, $1.0 million in 2004 and $0.9 million in 2003. Plan participants are immediately vested in their contributions and are vested equally over four years in matching contributions by us.
Deferred Compensation Plan
     We also have a Deferred Compensation Plan, or the Plan. This plan provides certain key employees, with supplemental deferred benefits in the form of retirement payments.
     We made contributions to the Plan totaling approximately $0.6 million during the years ended December 31, 2005 and 2004. The contributions made by us on behalf of the Plan participants vest 100% to the benefit of the Plan participants after seven years of service to us. A life insurance policy has been purchased on the life of each Plan participant naming us as sole beneficiary to provide a reimbursement to us for all or a portion of the contributions made under the Plan including the cost of the use of our money.
12. Quarterly Results — unaudited
     Following is a quarterly summary of our revenue and expenses for the years ended December 31, 2005 and 2004. Revenue and expenses may fluctuate significantly from quarter to quarter due to our development, renovation, acquisition and sales activity.

	For the Quarter Ended (in thousands, except per share amounts)
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$103,261	$109,728	$114,599	$114,315
Property operating expenses	(34,066)	(36,945)	(39,771)	(37,851)
General and administrative	(8,245)	(7,560)	(7,101)	(10,665)
Interest expense	(22,926)	(24,913)	(25,030)	(25,315)
Depreciation and amortization	(31,013)	(35,880)	(34,331)	(36,161)
Interest and other loss	(251)	(893)	(289)	(160)
Minority interest	(54)	(104)	(143)	(54)
Discontinued operations	1,016	2,862	948	—
Gain on sale of discontinued properties	2,057	4,319	33,923	354
Loss from debt defeasance related to sale of discontinued properties	(557)	—	(278)	—

Net Income	$9,222	$10,614	$42,527	$4,463

Net income per common OP unit
Basic	$0.14	$0.16	$0.62	$0.07

Diluted	$0.13	$0.15	$0.62	$0.06

	For the Quarter Ended (in thousands, except per share amounts)
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	95,422	96,296	99,561	101,722
Property operating expenses	(30,988)	(31,152)	(33,124)	(32,560)
General and administrative	(4,484)	(4,665)	(4,823)	(5,531)
Interest expense	(23,058)	(20,931)	(21,264)	(23,249)
Depreciation and amortization	(27,426)	(28,617)	(29,414)	(30,349)
Interest and other income (loss)	765	(435)	(179)	(660)
Impairment on investment in securities	—	(2,700)	—	—
Minority interest	(14)	(47)	(53)	(72)
Discontinued operations	3,769	2,240	1,951	3,387
Gain on sale of discontinued properties	6,429	400	937	22,707

Net Income	20,415	10,389	13,592	35,395

Net income per common OP unit
Basic	$0.29	$0.14	$0.17	$0.53

Diluted	$0.29	$0.14	$0.17	$0.52

Note: Net income per common OP unit on a quarter by quarter basis may not sum to the year to date net income per common OP unit due to rounding.

13. Schedule of Commercial Properties and Accumulated Depreciation
December 31, 2005
(in thousands, except square foot data)

						Costs
		Initial Costs		Basis Step Up		Capitalized	Total Costs
	Square		Buildings and		Buildings and	Subsequent to		Buildings and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated
	(unaudited)												(unaudited)
Century Park Center	245,381	$7,190	$17,262	$—	$—	$12,523	$7,190	$29,785	$36,975	$9,393	$13,000	(3)	1972/94
Beverly Atrium	59,542	4,127	11,524	117	326	2,871	4,244	14,721	18,965	4,590	—		1989
Woodland Hills Financial Center	228,687	6,566	14,765	365	880	8,192	6,931	23,837	30,768	8,252	—		1972/95
Anaheim City Centre	182,521	515	11,208	94	2,075	4,577	609	17,860	18,469	5,748	—		1986/91
425 West Broadway	72,426	1,500	4,462	305	918	2,026	1,805	7,406	9,211	2,106	—		1984
1950 Sawtelle	103,673	1,988	7,268	—	—	2,825	1,988	10,093	12,081	3,115	6,552	(3)	1988/95
Bristol Plaza	84,565	1,820	3,381	257	485	2,354	2,077	6,220	8,297	1,693	—		1982
16000 Ventura	175,242	1,700	17,145	185	1,929	5,151	1,885	24,225	26,110	7,075	11,119	(3)	1980/96
5000 East Spring	167,149	—	10,903	—	424	6,679	—	18,006	18,006	5,605	—		1989/95
70 South Lake	102,726	1,360	9,086	—	—	2,951	1,360	12,037	13,397	3,332	—		1982/94
Westwood Terrace	139,207	2,103	16,888	—	—	4,121	2,103	21,009	23,112	5,874	—		1988
Westlake - 5601 Lindero	105,854	2,576	7,747	—	—	3,582	2,576	11,329	13,905	3,672	—		1989
6100 Wilshire	207,658	1,200	19,886	—	—	7,248	1,200	27,134	28,334	8,601	—		1986
Calabasas Commerce Center	126,771	1,262	9,721	—	—	3,060	1,262	12,781	14,043	3,837	7,733	(3)	1990
Long Beach Airport Bldg—D	121,610	—	14,457	—	—	1,374	—	15,831	15,831	3,781	—		1987/95
Long Beach Airport Bldg—F&G	150,403	—	—	—	—	951	—	951	951	95	—		1987/95
Skyview Center	399,318	6,514	33,696	—	—	10,411	6,514	44,107	50,621	12,100	—		1981/87/95
400 Corporate Pointe	165,989	3,383	17,779	74	391	6,750	3,457	24,920	28,377	6,477	—		1987
9665 Wilshire	160,502	6,697	22,574	139	473	11,353	6,836	34,400	41,236	9,328	—		1972/92/93
701 B Street	548,370	3,722	35,662	64	626	15,820	3,786	52,108	55,894	14,221	—		1982/96
303 Glenoaks	176,675	6,500	18,132	—	—	6,887	6,500	25,019	31,519	6,906	—		1983/96
10351 Santa Monica	97,169	3,080	8,014	—	—	2,134	3,080	10,148	13,228	2,585	5,290	(3)	1984
2730 Wilshire	57,141	3,515	4,413	—	—	1,454	3,515	5,867	9,382	1,544	4,366	(3)	1985
Grand Avenue Plaza	81,593	620	2,909	—	—	4,280	620	7,189	7,809	1,764	5,601	(3)	1980/98
Burbank Executive Plaza	62,717	1,100	4,418	—	—	3,033	1,100	7,451	8,551	2,378	—		1983
333 N. Glenoaks	84,263	1,500	5,976	—	—	3,095	1,500	9,071	10,571	2,594	—		1978/83
Center Promenade	177,752	2,310	9,296	—	—	3,554	2,310	12,850	15,160	3,447	—		1988
Los Angeles Corporate Center	390,028	26,781	15,165	—	—	10,628	26,781	25,793	52,574	7,560	—		1984/86
5200 West Century	321,608	2,080	9,510	—	—	15,425	2,080	24,935	27,015	5,078	—		1982/98/99
15250 Ventura	112,838	2,560	10,313	—	—	4,261	2,560	14,574	17,134	3,978	—		1970/90-91
10350 Santa Monica	42,967	860	3,458	—	—	859	860	4,317	5,177	1,106	—		1979
535 N. Brand Blvd.	106,657	1,600	8,427	—	—	11,981	1,600	20,408	22,008	3,946	—		1973/92/99
10780 Santa Monica	93,257	2,625	7,531	—	—	2,965	2,625	10,496	13,121	3,128	—		1984
Clarendon Crest	44,317	1,300	3,741	—	—	1,528	1,300	5,269	6,569	1,421	3,066	(3)	1990
Noble Professional Center	52,929	1,657	4,817	—	—	1,340	1,657	6,157	7,814	1,630	3,418	(3)	1985/93
South Bay Centre	204,617	4,775	13,646	—	—	5,661	4,775	19,307	24,082	5,302	12,109	(3)	1984
8383 Wilshire	417,459	13,570	43,213	—	—	14,586	13,570	57,799	71,369	14,994	—		1971/93
Centerpointe La Palma	602,516	16,011	60,874	—	—	13,182	16,011	74,056	90,067	18,326	32,336	(3)	1986/88/90
299 N. Euclid	74,689	1,050	5,738	—	—	5,826	1,050	11,564	12,614	3,271	—		1983/99
2800 28th Street	108,007	2,938	8,425	—	—	4,128	2,938	12,553	15,491	3,393	—		1979
1000 Town Center	108,358	2,800	10,638	—	—	2,966	2,800	13,604	16,404	3,173	—		1989
Mariner Court	104,818	2,350	9,176	—	—	1,591	2,350	10,767	13,117	2,702	6,493	(3)	1989
Pacific Gateway	229,505	6,288	18,417	—	—	7,305	6,288	25,722	32,010	5,645	—		1982/90
Crown Cabot Financial Center	174,173	7,056	20,667	—	—	9,334	7,056	30,001	37,057	8,098	—		1989
120 S. Spalding	63,276	2,775	8,287	—	—	5,032	2,775	13,319	16,094	3,744	7,744	(3)	1984
1370 Valley Vista	86,298	2,698	7,900	—	—	1,711	2,698	9,611	12,309	2,411	5,281	(3)	1988
Foremost Professional Plaza	59,681	2,049	6,001	—	—	1,077	2,049	7,078	9,127	1,684	8,506		1992

						Costs
		Initial Costs		Basis Step Up		Capitalized	Total Costs
	Square		Buildings and		Buildings and	Subsequent to		Buildings and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated
	(unaudited)												(unaudited)
Northpoint	103,015	$1,800	$19,022	$—	$—	$4,737	$1,800	$23,759	$25,559	$5,372	$—		1991
Conejo Business Center	68,328	2,489	6,960	—	—	1,907	2,489	8,867	11,356	2,284	3,399	(3)	1991
Marin Corporate Center	50,656	1,956	5,589	—	—	1,321	1,956	6,910	8,866	1,359	2,434	(3)	1986
Bernardo Regency	48,026	1,625	4,764	—	—	1,777	1,625	6,541	8,166	1,723	—		1986
Fountain Valley City Centre	303,072	8,250	23,513	—	—	9,757	8,250	33,270	41,520	7,382	—		1982
Wilshire Pacific Plaza	103,529	3,750	10,996	—	—	4,238	3,750	15,234	18,984	3,993	—		1976/87
World Savings Center	469,710	—	106,259	—	—	32,996	—	139,255	139,255	30,993	—		1983
Sunset Point Plaza	59,258	2,075	6,077	—	—	1,187	2,075	7,264	9,339	1,606	3,299	(3)	1988
Westlake Gardens	47,440	1,831	5,405	—	—	2,067	1,831	7,472	9,303	2,159	—		1998
9100 Wilshire	327,697	16,250	47,593	—	—	12,870	16,250	60,463	76,713	14,508	—		1971/90
Westwood Center	313,304	3,159	24,374	—	—	85,921	3,159	110,295	113,454	16,346	—		1965/2000
1919 Santa Monica	43,628	2,580	7,623	—	—	1,700	2,580	9,323	11,903	2,014	3,554	(3)	1991
600 Corporate Pointe	276,516	8,575	34,632	—	—	8,385	8,575	43,017	51,592	10,021	16,910	(3)	1989
150 East Colorado Boulevard	61,803	1,988	5,880	—	—	2,637	1,988	8,517	10,505	2,354	4,519	(3)	1979/97
5161 Lankershim	181,757	5,016	24,908	—	—	4,632	5,016	29,540	34,556	6,719	12,956	(3)	1985/97
Huntington Beach Plaza	54,254	1,109	3,284	—	—	1,366	1,109	4,650	5,759	1,275	—		1984/96
Fountain Valley Plaza	107,498	2,949	8,728	—	—	4,283	2,949	13,011	15,960	2,710	4,614	(3)	1982
Newport Irvine Center	73,310	2,215	6,554	—	—	1,915	2,215	8,469	10,684	1,957	3,096	(3)	1981/97
Von Karman Corporate Center	444,968	11,513	34,077	—	—	15,450	11,513	49,527	61,040	11,534	18,263	(3)	1981/84
South Coast Executive Center	61,994	1,563	4,526	—	—	1,391	1,563	5,917	7,480	1,360	2,159	(3)	1979/97
City Centre I	146,698	4,792	14,172	—	—	4,584	4,792	18,756	23,548	4,336	6,735	(3)	1985/97
Orange Financial Center	310,020	10,379	34,714	—	—	11,029	10,379	45,743	56,122	11,343	17,358	(3)	1985/95
Carlsbad Corporate Center	126,280	3,722	12,104	—	—	8,027	3,722	20,131	23,853	4,048	8,904	(3)	1996
Balboa Corporate Center	69,734	2,759	7,884	—	—	1,968	2,759	9,852	12,611	1,948	5,440	(3)	1990
Panorama Corporate Center	133,149	6,512	19,249	—	—	4,397	6,512	23,646	30,158	5,334	12,381	(3)	1991
Ruffin Corporate Center	45,059	1,766	5,222	—	—	71	1,766	5,293	7,059	1,080	3,247	(3)	1990
Skypark Office Plaza	203,739	5,733	21,047	—	—	7,485	5,733	28,532	34,265	6,993	—		1986
Governor Park Plaza	104,254	3,382	10,005	—	—	3,329	3,382	13,334	16,716	3,591	4,804	(3)	1986
5120 Shoreham	38,060	1,224	3,621	—	—	634	1,224	4,255	5,479	919	2,830	(3)	1984
Torreyana Science Park	81,204	5,035	14,878	—	—	678	5,035	15,556	20,591	3,236	9,069	(3)	1980/97
Camarillo Business Park	152,969	3,522	10,427	—	—	3,290	3,522	13,717	17,239	3,405	7,897	(3)	1984/97
5702 Bolsa	27,731	589	1,745	—	—	173	589	1,918	2,507	443	899	(3)	1987/97
5672 Bolsa	12,110	254	753	—	—	63	254	816	1,070	183	315	(3)	1987
5632 Bolsa	21,568	458	1,358	—	—	88	458	1,446	1,904	313	807	(3)	1987
Huntington Commerce Center	68,793	992	2,941	—	—	543	992	3,484	4,476	811	—		1987
Savi Tech Center	372,119	8,280	24,512	—	—	15,044	8,280	39,556	47,836	7,130	14,060	(3)	1989/2005
Yorba Linda Business Park	165,772	2,629	7,796	—	—	1,414	2,629	9,210	11,839	2,172	—		1988
Cymer Technology Center	155,612	5,446	16,109	—	—	2,818	5,446	18,927	24,373	3,790	10,422	(3)	1986
Poway Industrial	112,000	1,876	5,561	—	—	391	1,876	5,952	7,828	1,221	—		1991/96
10180 Scripps Ranch	43,560	1,165	3,448	—	—	472	1,165	3,920	5,085	780	1,906	(3)	1978/96
Via Frontera	78,819	1,792	5,306	—	—	1,245	1,792	6,551	8,343	1,657	—		1982/97
Westridge	48,955	1,807	5,345	—	—	619	1,807	5,964	7,771	1,319	2,837	(3)	1984/96
6060 Center Drive	256,739	4,299	48,725	—	—	14,354	4,299	63,079	67,378	8,630	—		2000
Howard Hughes — Spectrum Club	36,959	2,500	7,500	—	—	30	2,500	7,530	10,030	1,464	—		1993
6080 Center Drive	286,210	5,082	49,882	—	—	24,636	5,082	74,518	79,600	10,287	—		2001
6100 Center Drive	285,516	2,513	56,850	—	—	25,130	2,513	81,980	84,493	6,633	—		2002

						Costs
		Initial Costs		Basis Step Up		Capitalized	Total Costs
	Square		Buildings and		Buildings and	Subsequent to		Buildings and		Accumulated			Year Built/
	Footage	Land	Improvements	Land	Improvements	Acquisition(2)	Land	Improvements	Total	Depreciation(1)	Encumbrances		Renovated
	(unaudited)												(unaudited)
11075 Santa Monica	35,822	$1,225	$3,588	$—	$—	$1,403	$1,225	$4,991	$6,216	$1,438	$—		1983
Continental Grand Plaza	235,246	7,125	39,416	—	—	9,375	7,125	48,791	55,916	11,321	25,360	(3)	1986
Calabasas Tech	284,822	11,513	32,696	—	—	8,181	11,513	40,877	52,390	9,904	—		1990/2001
Genesee Executive Plaza	158,592	6,750	19,691	—	—	6,373	6,750	26,064	32,814	6,550	15,510	(3)	1984
Solar Drive Business Center	137,181	4,250	12,447	—	—	2,083	4,250	14,530	18,780	3,173	—		1982
601 S. Glenoaks	74,654	2,450	7,132	—	—	2,124	2,450	9,256	11,706	1,898	5,397	(3)	1990
Tourney Pointe	212,021	6,047	20,312	—	—	12,344	6,047	32,656	38,703	7,520	—		1985/98/2000
Hillside Corporate Center	60,803	2,213	7,336	—	—	2,280	2,213	9,616	11,829	2,162	—		1998
Westlake Gardens II	48,836	1,831	5,493	—	—	1,603	1,831	7,096	8,927	1,679	—		1999
Howard Hughes Tower	317,729	5,830	44,839	—	—	14,157	5,830	58,996	64,826	13,582	—		1987
2001 Wilshire Blvd	104,528	5,006	14,540	—	—	1,986	5,006	16,526	21,532	3,053	—		1980
Carmel Valley Centre	107,076	4,900	23,336	—	—	3,082	4,900	26,418	31,318	2,224	—		1987/89
Carmel View Office Plaza	77,732	3,100	9,342	—	—	1,338	3,100	10,680	13,780	1,066	—		1985
Crossroads	134,688	3,950	12,810	—	—	3,405	3,950	16,215	20,165	1,700	—		1979
Governor Executive Centre	52,910	1,500	9,670	—	—	1,053	1,500	10,723	12,223	833	—		1988
Gateway Towers	439,084	5,585	56,892	—	—	6,040	5,585	62,932	68,517	5,466	—		1984/86
Governor Executive Centre II	103,554	1,959	17,958	—	—	2,545	1,959	20,503	22,462	2,218	—		1989
Homestore	137,762	9,128	19,253	—	—	3,804	9,128	23,057	32,185	1,913	—		2000
Warner Corporate Center	253,032	2,860	53,732	—	—	8,689	2,860	62,421	65,281	4,094	—		1988
707 Broadway	169,536	6,700	37,016	—	—	8,071	6,700	45,087	51,787	2,838	—		1961/2001
Arden Towers at Sorrento	608,253	29,451	144,314	—	—	14,377	29,451	158,691	188,142	5,516	—		1989/91/2001
5670 Wilshire Boulevard	409,118	18,100	68,717	—	—	12,776	18,100	81,493	99,593	3,068	55,655	(3)	1964/91
Agoura Hills Business Park	115,227	6,210	14,938	—	—	2,835	6,210	17,773	23,983	537	—		1988

	18,544,500	$493,555	$2,071,902	$1,600	$8,527	$723,615	$495,155	$2,804,044	$3,299,199	$555,191	$419,650

(1)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from five to forty seven years. Tenant improvements and leasing costs are depreciated over the remaining term of the lease.

(2)	Amounts shown net of write-offs of fully depreciated assets and include total capitalized interest of $55.4 million.

(3)	All of these properties are collateral for our $419.6 million mortgage financings. The encumbrance allocated to an individual property is based on the related individual release price.

ARDEN REALTY LIMITED PARTNERSHIP
13. Schedule of Commercial Properties and Accumulated Depreciation (continued)
     The changes in our investment in commercial properties and related accumulated depreciation for each of the periods in the three years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Arden Realty Limited Partnership
	For the Years Ended December 31,
	2005	2004	2003
Commercial Properties:
Balance at beginning of period	$3,003,333	$3,008,081	$3,045,208
Improvements	96,268	93,811	77,532
Disposition of property	(126,250)	(196,999)	(97,632)
Write offs of fully depreciated assets	(48,581)	(65,591)	(37,913)
Direct write offs	(3,543)	—	—
Acquisition of properties	360,518	97,503	22,054
Transfers from (to) properties under development and land available for	17,454	66,528	—
development
Reclassification to other assets	—	—	(1,168)

Balance at end of period	$3,299,199	$3,003,333	$3,008,081

Accumulated Depreciation:
Balance at beginning of period	$(491,442)	$(460,732)	$(392,611)
Depreciation for period	(133,756)	(125,315)	(118,416)
Disposition of property	22,585	29,817	12,325
Write offs of fully depreciated assets	48,581	65,591	37,913
Transfers to (from) properties under development and land available for	(1,159)	(803)	—
development
Reclassification to other assets	—	—	57

Balance at end of period	$(555,191)	$(491,442)	$(460,732)